Form 10QSB
period 1995-11-30
NORTHWEST GOLD INC
filed 1996-01-10
CIK 352447

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended
     November 30, 1995 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______ to ______

Commission file number 0-10229

                        NORTHWEST GOLD, INC.
       (Exact Name of Registrant as Specified in its Charter)

     Wyoming                                   81-0384984
---------------------------------------       --------------------
State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

     877 North 8th West, Riverton, WY              82501
----------------------------------------      --------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone Number:                  (307) 856-9278
                                               -------------------
                               NONE
------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES    X            NO

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at January 4, 1996
-----------------------------       ------------------------------
Common stock, $.001 par value                26,797,500 Shares

Transitional Small Business Disclosure Format (Check One)

                    YES                  NO    X

                         NORTHWEST GOLD, INC.

                               Index


PART I.    FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

    Condensed Balance Sheets -- November 30, 1995                3

    Condensed Statements of Operations -- Three Months
      and Six Months Ended November 30, 1995
      and November 30, 1994                                      4

    Condensed Statements of Cash Flows for the Six
      Months Ended November 30, 1995 and November 30, 1994       5

    Notes to Condensed Financial Statements                      6

  ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         7

PART II.   OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K                      7

  Signatures                                                     8

                         NORTHWEST GOLD, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                          Condensed Balance Sheets
                           November 30, 1995
                              (Unaudited)

     ASSETS

CURRENT ASSETS:
  Cash and temporary cash investments        $    12,700
  Marketable securities                            9,800
                                             -----------
     TOTAL CURRENT ASSETS                         22,500

PROPERTY AND EQUIPMENT, at cost                    8,700
  Less accumulated depreciation                   (8,700)
                                             -----------
                                                 -0-
OTHER ASSETS                                       1,900
                                             -----------
                                             $    24,400
                                             -----------
                                             -----------

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - affiliates              $    47,200

SHAREHOLDERS' EQUITY
  Common stock, $0.001 par value;
    authorized, 50,000,000 shares;
    issued and outstanding,
    26,797,500                                    26,700
  Additional paid-in capital                   1,788,700
  Accumulated deficit                         (1,841,800)
  Unrealized holding gain on
    marketable equity securities                   3,600
                                             -----------
                                             -----------
                                                 (22,800)
                                             -----------
                                             -----------
                                             $    24,400
                                             -----------
                                             -----------

       See accompanying notes to condensed financial statements.

                         NORTHWEST GOLD, INC.

                  Condensed Statements of Operations
                              (Unaudited)


                           Three Months Ended        Six Months Ended
                               November 30,             November 30,
                         ---------------------     -------------------
-
                           1995         1994         1995        1994
                         --------     --------     --------     -------
REVENUES:
  Interest              $    100     $    100     $    200     $    200

COSTS AND EXPENSES:
  General and
    administrative         3,500        1,700        9,300        6,800
                        --------     --------     --------     --------
NET INCOME (LOSS)       $ (3,400)    $ (1,600)    $ (9,100)    $ (6,600)
                        --------     --------     --------     --------
                        --------     --------     --------     --------

INCOME (LOSS)
  PER SHARE             $   *        $   *        $   *        $   *
                        --------     --------     --------     --------
                        --------     --------     --------     --------

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING         26,797,500   26,797,500   26,797,500   26,797,500
                      ----------   ----------   ----------   ---------
-
                      ----------   ----------   ----------   ---------
-




















       See accompanying notes to condensed financial statements.

                         NORTHWEST GOLD, INC.

                  Condensed Statements of Cash Flows
                              (Unaudited)


                                              Six Months Ended
                                                 November 30
                                            ---------------------
                                              1995         1994
                                            --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                  $ (9,100)    $ (6,600)
    Adjustments to reconcile
     net loss to net cash used
     in operating activities:
    Increase in accounts
     payable - affiliate                       9,300        3,000
                                            --------     --------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                           200       (3,600)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               200       (3,600)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                         12,500       15,900
                                            --------     --------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                             $ 12,700    $  12,300
                                            --------    ---------
                                            --------    ---------















       See accompanying notes to condensed financial statement.

                         NORTHWEST GOLD, INC.


                Notes to Condensed Financial Statements


      1) The Condensed Balance Sheet as of November 30, 1995, the Condensed Statements of Operations for the three months and six months ended November 30, 1995 and 1994, and the Condensed Statements of Cash Flows for the six months ended November 30, 1995 and 1994 have been prepared by the Registrant without audit. In the opinion of the
Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant as of November 30, 1995, the results of operations for the three months and six months ended November 30, 1995 and 1994, and cash flows for the six months then ended.

      2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1995 Form 10-KSB/A.

     3) The results of operations for the periods ended November 30, 1995 and 1994, are not necessarily indicative of the operating results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          ------------------------------------------------------------
-


Liquidity and Capital Resources

      The Registrant's liquidity position decreased during the most recently completed six month period. Continuing losses increased the accumulated deficit by $9,100 from May 31, 1995. Working capital declined by $9,100 as a result of an increase of $9,300 in accounts payable which was partially offset by a net increase in cash of $200 resulting from interest earned on monies held in interest bearing accounts.

      The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1996. However, the Registrant must secure drilling or construction contracts in order to continue operating long term.

Results of Operations

      The Registrant had no revenues from operations during the three months or the six months ended November 30, 1995 or the corresponding periods of the prior year. The Registrant did however, recognize $200 in interest income during the six months ended November 30, 1995 and 1994 ($100 for each of the three months ended November 30, 1995 and 1994).

      General and administrative costs increased for the three months and the six months ended November 30, 1995 over the corresponding periods in 1994 due to increased professional fees.

      The Registrant's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law.


                  PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------
     (a) Exhibits.  None.

      (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended November 30, 1995.

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    NORTHWEST GOLD, INC.
                                   (Registrant)



Date:  January   4  , 1996    By:   s/ Keith G. Larsen
                                    ------------------------------
                                    KEITH G. LARSEN
                                    Chief Executive Officer



Date:  January   4  , 1996    By:   s/ Robert Scott Lorimer
                                    ------------------------------
                                    ROBERT SCOTT LORIMER,
                                    Principal Financial Officer
                                    and Chief Accounting Officer