Form 10QSB
period 1996-02-29
NORTHWEST GOLD INC
filed 1996-04-16
CIK 352447

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended
     February 29, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______ to ______

Commission file number 0-10229

                      NORTHWEST GOLD, INC.
- -----------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)
     Wyoming                                    81-0384984
- -----------------------------------------    --------------------
State  or  other  jurisdiction  of            (I.R.S. Employer
incorporation or organization)                Identification No.)

     877 North 8th West, Riverton, WY             82501
- -----------------------------------------    --------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone Number:  (307) 856-9278
                                ----------------

                              NONE
- ------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES   X             NO

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at April 12, 1996
- -----------------------------      -----------------------------
Common stock, $.001 par value             26,797,500 Shares

Transitional Small Business Disclosure Format (Check One)
                  YES                NO  X

                      NORTHWEST GOLD, INC.

                             Index

PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Condensed Balance Sheets --  February 29, 1996               3

   Condensed Statements of Operations -- Three Months
     and Nine Months Ended February 29, 1996
     and February 28, 1995                                      4

   Condensed Statements of Cash Flows for the Nine
     Months Ended February 29, 1996 and February 28, 1995       5

   Notes to Condensed Financial Statements                      6

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations       7

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                    7

   Signatures                                                   8

                      NORTHWEST GOLD, INC.

                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                       Condensed Balance Sheets
                           February 29, 1996
                              (Unaudited)
   ASSETS

CURRENT ASSETS:
   Cash and temporary cash investments    $  12,800
   Marketable securities                      9,800
                                          ---------
     TOTAL CURRENT ASSETS                    22,600

PROPERTY AND EQUIPMENT, at cost               8,700
   Less accumulated depreciation             (8,700)
                                          ---------
                                              -0-

OTHER ASSETS                                  1,900
                                          ---------
                                          $  24,500
                                          ---------
                                          ---------

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - affiliates          $  46,800

SHAREHOLDERS' EQUITY
   Common stock, $0.001 par value;
     authorized, 50,000,000 shares;
     issued and outstanding,
     26,797,500                              26,700
   Additional paid-in capital             1,788,700
   Accumulated deficit                   (1,841,300)
   Unrealized holding gain on
     marketable equity securities             3,600
                                          ---------
                                            (22,300)
                                          ---------
                                          $  24,500
                                          ---------
                                          ---------



       See accompanying notes to condensed financial statements.

                      NORTHWEST GOLD, INC.
               Condensed Statements of Operations
                          (Unaudited)
                          Three Months Ended       Nine Months Ended
                               February                 February
                         --------------------      --------------------
                         29, 1996    28, 1995      29, 1996    28, 1995
                         --------    --------      --------    --------
REVENUES:
   Interest              $   100     $   100       $   300     $   300

COSTS AND EXPENSES:
   General and
     administrative         (400)      1,500         8,900       8,300
                         -------     -------       -------     -------

NET INCOME (LOSS)        $   500     $(1,400)      $(8,600)    $(8,000)
                         -------     -------       -------     -------
                         -------     -------       -------     -------

INCOME (LOSS)
   PER SHARE             $ *         $  *          $  *        $  *
                         -------     -------       -------     -------
                         -------     -------       -------     -------

WEIGHTED AVERAGE
   NUMBER OF SHARES
   OUTSTANDING         26,797,500  26,797,500   26,797,500  26,797,500
                       ----------  ----------   ----------  ----------
                       ----------  ----------   ----------  ----------



















       See accompanying notes to condensed financial statements.

                      NORTHWEST GOLD, INC.

               Condensed Statements of Cash Flows
                          (Unaudited)
                                            Nine Months Ended
                                                 February
                                         ------------------------
                                         29, 1996        28, 1995
                                         --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                              $ (8,600)      $ (8,000)
   Adjustments to reconcile
     net loss to net cash used
     in operating activities:
     Increase in accounts
       payable - affiliate                  8,900          4,500
                                         --------       --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           300         (3,500)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     12,500         15,900
                                         --------       --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                         $ 12,800       $ 12,400
                                         --------       --------
                                         --------       --------




















       See accompanying notes to condensed financial statements.

                      NORTHWEST GOLD, INC.

            Notes to Condensed Financial Statements

      1) The Condensed Balance Sheet as of February 29, 1996, the Condensed Statements of Operations for the three months and nine months ended February 29, 1996 and February 28, 1995, and the Condensed Statements of Cash Flows for the nine months ended February 29, 1996 and February 28, 1995 have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant as of February 29, 1996, the results of operations for the three months and nine months ended February 29, 1996 and February 28, 1995, and cash flows for the nine months then ended.

      2)    Certain  information  and  footnote  disclosures  normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1995 Form 10-KSB/A.

       3)     The   results  of  operations  for  the  periods   ended
February   29,  1996  and  February  28,  1995,  are  not  necessarily indicative of the operating results for the full year.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources

       The Registrant's liquidity position decreased during the most recently completed nine month period. Continuing losses increased the accumulated deficit by $8,600 from May 31, 1995. The working capital deficit increased by $8,600 as a result of an increase of $8,900 in accounts payable which was partially offset by a net increase in cash of $300 resulting from interest earned on monies held in interest bearing accounts.

      The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1996. However, the Registrant must secure drilling or construction contracts in order to continue operating long term.

Results of Operations

      The Registrant had no revenues from operations during the three months or the nine months ended February 29, 1996 or the corresponding periods of the prior year. The Registrant did however, recognize $300 in interest income during the nine months ended February 29, 1996 and February 28, 1995 ($100 for the three
months   ended   February   29,   1996   and   February   28,    1995,
respectively).

      General  and  administrative costs increased  by  $600  for  the nine months ended February 29, 1996 but decreased by $900 for the three months ended February 29, 1996, in each case compared to the corresponding periods in 1995. The increase for the nine month period was due to increased professional fees, while the decrease for the three month period was due to the reversal of an accrual made in error for professional services in a prior quarter of the nine months ended February 29, 1996.

        The    Registrant's    operations   consist    primarily    of
administrative   activities  associated  with   the   preparation   of
reports and documents required by law.

                  PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.  None.

      (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended February 29, 1996.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                NORTHWEST GOLD, INC.
                                (Registrant)


Date:  April 12, 1996       By:   s/ Keith G. Larsen
                                 ------------------------------------
                                 KEITH G. LARSEN
                                 Chief Executive Officer



Date:  April 12, 1996       By:   s/ Robert Scott Lorimer
                                 ------------------------------------
                                 ROBERT SCOTT LORIMER,
                                 Principal Financial Officer
                                 and Chief Accounting Officer