Form 10KSB
period 1996-05-31
NORTHWEST GOLD INC
filed 1996-09-03
CIK 352447

FORM 10-KSB

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
          Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

[X]  Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     [Fee Required] for the fiscal year ended May 31, 1996 or
[ ]  Transition report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     [No Fee Required] for the transition period from ____ to ____
Commission file number   0-10229

                    NORTHWEST GOLD, INC.
- ------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     Wyoming                                      81-0384984
- ----------------------------------------     ---------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

877 North 8th West, Riverton, WY                  82501
- ----------------------------------------     ---------------------
(Address of principal executive offices)     (Zip Code)

Registrant's Telephone Number, including area code: (307) 856-9278
                                                    --------------
   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, $0.001 par value
                 -------------------------------
                        (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES   X   NO ____

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Registrant's revenues in fiscal year 1996 were $400.

     There is no established trading market for the Registrant's voting stock and as a result the aggregate market value of shares of that stock held by non-affiliates of the Registrant can not be accurately estimated. The Registrant has securities of only one class of stock (common) outstanding.

          Class                   Outstanding at August 26, 1996
- ------------------------------    -------------------------------
Common Stock, $0.001 par value          9,000,000 shares

Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format: YES ___  NO   X

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (a)(1)    General development of business.

     Northwest Gold, Inc. (the "Registrant") was incorporated in the State of Wyoming on August 29, 1977 under the name of Silco, Inc. The name was changed in August 1979 to Northwest Gold, Inc. The Registrant was incorporated to engage in, and has engaged in the general minerals business. This business includes evaluation, acquisition, exploration, development and/or sale or lease of mineral properties and oil and gas properties.

     The Registrant conducted exploration and mining on a group of 90 unpatented lode mining claims near Philipsburg, Montana and mined mineralized material containing gold and silver from March 1978 until December 1981. The material was milled near Philipsburg until 1981, when the mining and milling operations were suspended because they were unprofitable. These mining claims had been subject to a lease agreement with Stryker's Gold Corporation, an Idaho corporation ("Stryker's"); however, certain conditions of the lease were not fulfilled and the annual assessment on the claims was not filed for 1991 by the lessee. The Registrant has been notified by the State of Montana that the claims are thus null and void.

     In fiscal 1994 the Registrant wrote off all mining claims as having no further economic value. The Registrant may acquire other mineral properties in the western United States and elsewhere in the future, however, no specific properties are under evaluation at Report date.
     (a)(2) The Registrant has not been involved in any bankruptcy, receivership or similar proceedings in the last three fiscal years.

     (a)(3) In the last three fiscal years, the Registrant did not engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business.

     (b)  Business of Issuer.

     (b)(1) The Registrant's business activities had included acquiring, exploring and maintaining interests in mineral properties located in the states of Montana, Wyoming, Utah and Nevada. See Item 2. It has conducted various activities related to such properties directly, and through joint ventures established with affiliated entities. The Registrant also owns various items of mining equipment. No claims are held at Report date.

     (b)(3) The Registrant has not made any public announcement about a new product or industry segment that would require the investment of a material amount of its assets or that is otherwise material.

     (b)(4) The evaluation and acquisition of base and precious metals mining properties and oil and gas properties is an extremely competitive business. Not only are there numerous companies involved in this business, but many of them are very large companies with much more financial resources than the Registrant.

     (b)(5) The Registrant's business is not dependent upon the supply of raw materials.

     (b)(6) The Registrant's business is not dependent upon any single or a few customers; during the most recently completed fiscal year, the Registrant received 100% of its revenues from interest earned on cash assets.

     (b)(7) The Registrant holds no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts and does not consider such property rights to be important to its operations.

     (b)(8) Mining operations are subject to statutory and agency requirements which address various issues, including (i) environmental permitting and ongoing compliance costs, supervised by the EPA and state agencies (e.g., the Wyoming department of Environmental Quality), for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; and (iii) wildlife (Department of Interior for migratory fowl if attractive standing water is involved in operations); and (iv) nuclear and radioactive materials (generally, the Nuclear Regulatory Commission, which preempts state regulation in such matters).

     The Registrant presently has no operations requiring government approval, and no applications for any approval are pending or planned at Report date.

     (b)(9) Because any mining operations of the Registrant would be subject to at least some of the requirements discussed in
(b)(8) above, the commencement of such operations would be delayed pending agency approval (or a determination that approval is not required because of size, etc.) or the project might even be abandoned due to prohibitive costs (water treatment facilities for mine water discharge might be too expensive for the projected cash flow from the property).

     Generally, the effect of current or probable governmental regulations on the Registrant cannot be determined until a specific project is undertaken by the Registrant.

     (b)(10) During its past three fiscal years, the Registrant has made no expenditures for company-sponsored research and development activities nor has it received revenues from customer-sponsored research and development projects.

     (b)(11) Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment including the Clean Water Act,

Clean Air Act, Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") may affect the Registrant. State legislation such as Wyoming's mine permitting statutes, its abandoned mine reclamation statute, its industrial development and siting statutes and the regulations thereunder, as well as corresponding legislation in other jurisdictions where the Registrant may engage in mining activities, would be expected to affect the Registrant. The Registrant is not currently directly engaged in mining or oil exploration and these statutes and the regulations adopted thereunder do not directly affect it. It is not anticipated that any material direct expenditure by the Registrant will be required for compliance with such environmental statutes during the current fiscal year or the succeeding fiscal year.

     (b)(12) As of August 26, 1996 the Registrant had no full time employees.

ITEM 2.   PROPERTY

Mineral Properties

     The Registrant holds no claims or leases of minerals or other property rights.

ITEM 3.   LEGAL PROCEEDINGS

     The Registrant is not engaged in any pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Registrant's security holders during the fourth quarter of the fiscal year.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

     (a)(1) Market Information

     There is no established trading market for the Registrant's common stock, which trades infrequently, if at all, in the over-the-counter market. The Registrant has been unable to establish that there was trading in the stock during the past two years or determine whether any price quotations or sale prices may have been provided during that period.

     (b)  Holders.

     At August 26, 1996 the Registrant had approximately 1,270 record holders of its common stock.

     (c)  Dividends.

     The Registrant has paid no dividends with respect to its common stock and has no intention to pay cash dividends in the foreseeable future. There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods specified.

Liquidity and Capital Resources

     During fiscal 1996, the Registrant's liquidity position increased due to the increased valuation of marketable securities by $28,900. This increase in working capital was offset by an increase in accounts payable primarily to affiliates, and the consumption of cash in the payment of general and administrative expenses, primarily associated with audits and filing fees to regulatory agencies. Working capital increased by $18,800 to working capital of $3,200 as of May 31, 1996 as compared to a working capital deficiency of $15,600 as of May 31, 1995. This increase is totally dependent on Registrant's ability to sell its marketable securities at the May 31, 1996 market values. Through August 26, 1996, the market price for such securities had remained relatively unchanged from that at May 31, 1996. Amounts due to affiliates includes several years of management fees of $6,000 annually for administrative, accounting, legal, geologic and secretarial services.

     The Registrant has no significant current operations, and only limited assets. There is little possibility that the Registrant will be able to initiate and obtain profitable operations. It is anticipated that cash on hand will continue to fund general and administrative expenses. The Company is currently not able to pay the accrued $6,000 management fee for prior years charged by USECB Joint Venture which is a joint venture between U.S. Energy Corp. ("USE") and Crested Corp. ("Crested"); USE is an affiliate of the Registrant, and Crested is a majority-owned subsidiary of USE. In order to retire this debt, the Registrant would need to liquidate its ownership of marketable securities or equipment. The Registrant expects interest revenues from cash deposits to continue to be minimal.

     The Registrant has no commitments for capital expenditures and has no plans for active operations. In order to continue as a going concern the Company must sell its assets to generate cash or negotiate debt relief from USECB.

RESULTS OF OPERATIONS

Fiscal 1996 as Compared to 1995

Interest revenues earned on cash deposits remained at $400 for fiscal 1996 and 1995. There were no other revenues recognized during either fiscal 1996 or 1995.

Expenses during fiscal 1996 increased $600 to $10,500 from $9,900 in fiscal 1995. This increase was a result of increases in professional services, $400 due to increased fees for stock transfer services and audits and labor, $350. These increases in expenses were offset by various minor reductions in other expense accounts.

For fiscal 1996, the Registrant recorded a loss of $10,100 as compared to a loss of $9,500 for the previous year. This increase is solely due to increased expenses discussed above. Both fiscal 1996 and 1995 earnings per share were less than $.01 per share.

Fiscal 1995 as Compared to 1994

Revenues for the year ended May 31, 1995 remain constant with the revenues recognized as of May 31, 1994 at $400. These revenues were recognized as a result of interest earned on monies held in interest bearing accounts.

General and administrative expenses decreased by $1,700 to $9,900. The reduction was primarily due to reduced audit and associated fees. During 1994, all mineral properties of the Company were written off; there was no write off for mineral properties in fiscal 1995.

As a result of the reduced expenses and the absence of any write off in 1995 as described above, the loss from operations in 1995 was $9,500 compared to a loss of $26,200 in 1994.

ITEM 7.   FINANCIAL STATEMENTS

     Financial statements meeting the requirements of Regulation
S-B follow.

            Report of Independent Public Accountants

To the Board of Directors and Shareholders of Northwest Gold, Inc.:

We have audited the accompanying balance sheet of Northwest Gold, Inc. (a Wyoming corporation) as of May 31, 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Gold, Inc. as of May 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Northwest Gold, Inc. will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses, has no current operations and has a significant accumulated deficit, matters that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Notes B and C to the financial statements, effective June 1, 1994, the Company changed its method of accounting for certain investments.



ARTHUR ANDERSEN LLP

Denver, Colorado,
August 16, 1996

                      NORTHWEST GOLD, INC.

                          BALANCE SHEET

                          May 31, 1996


                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $   12,900
   Marketable equity securities (Note C)              38,700
                                                  ----------
                                                      51,600
                                                  ----------
PROPERTY AND EQUIPMENT, at cost (Notes A and B):
   Exploration equipment                               8,700
   Less accumulated depreciation                      (8,700)
                                                  ----------
                                                       --
                                                  ----------
OTHER ASSETS                                           1,900
                                                  ----------
                                                  $   53,500
                                                  ----------
                                                  ----------

              LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable - affiliates                  $   48,400
                                                  ----------
SHAREHOLDERS' DEFICIT:
   Common stock, $.001 par value,
     authorized, 50,000,000 shares;
     issued and outstanding, 26,797,500 shares        26,700
   Additional paid-in capital                      1,788,700
   Accumulated deficit                            (1,842,800)
   Unrealized holding gain on marketable
     equity securities (Note C)                       32,500
                                                  ----------
                                                       5,100
                                                  ----------
                                                  $   53,500
                                                  ----------
                                                  ----------







             The accompanying notes to financial statements are
                  an integral part of this balance sheet.

                        NORTHWEST GOLD, INC.

                      STATEMENTS OF OPERATIONS


                                             Year Ended May 31,
                                          ------------------------
                                            1996            1995
                                          --------        --------
REVENUES:
   Interest                               $    400        $    400
                                          --------        --------
COSTS AND EXPENSES:
   General and administrative               10,500           9,900
                                          --------        --------
NET LOSS                                  $(10,100)       $ (9,500)
                                          --------        --------
                                          --------        --------

NET LOSS PER SHARE                        $  *            $  *
                                          --------        --------
                                          --------        --------

WEIGHTED AVERAGE SHARES
   OUTSTANDING                          26,797,500      26,797,500
                                        ----------      ----------
                                        ----------      ----------

   * Less than $.01 per share.
























             The accompanying notes to financial statements are
                  an integral part of this balance sheet.

                                         NORTHWEST GOLD, INC.

                          STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                    Unrealized
                                                                                      Holding
                                                    Additional                       Gain(Loss)       Total
                                Common Stock          Paid-in        Accumulated        On         Shareholders'
                             Shares      Amount       Capital          Deficit      Investments       Equity
                            ---------    -------    ------------    ------------    -----------    -------------
Balance, May 31, 1994      26,797,500    $26,700     $1,788,700     $(1,823,200)     $  --         $  (7,800)

Net loss                       --           --           --              (9,500)        --            (9,500)

Net unrealized holding
gain on marketable
equity securities              --           --           --               --           3,600           3,600
                           ----------    -------     ----------     -----------      -------        --------
Balance, May 31, 1995      26,797,500     26,700      1,788,700      (1,832,700)       3,600         (13,700)

Net loss                       --           --           --             (10,100)        --           (10,100)

Net unrealized holding
gain on marketable
equity securities              --           --           --             --            28,900          28,900
                           ----------    -------     ----------     -----------      -------        --------
Balance, May 31, 1996      26,797,500    $26,700     $1,788,700     $(1,842,800)     $32,500        $  5,100
                           ----------    -------     ----------     -----------      -------        --------
                           ----------    -------     ----------     -----------      -------        --------







                           The accompanying notes to financial statements are
                                 an integral part of this balance sheet.

                      NORTHWEST GOLD, INC.

                    STATEMENTS OF CASH FLOWS

                                             Year Ended May 31,
                                            ---------------------
                                              1996        1995
                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                 $(10,100)   $ (9,500)

   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
       Increase in accounts
         payable - affiliate                  10,500       6,100
                                            --------    --------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                          400      (3,400)
                                            --------    --------
NET INCREASE (DECREASE)IN CASH
   AND CASH EQUIVALENTS                          400      (3,400)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        12,500      15,900
                                            --------    --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                            $ 12,900    $ 12,500
                                            --------    --------
                                            --------    --------

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:

   Unrealized gain on marketable
     equity securities                      $ 28,900    $  3,600
                                            --------    --------
                                            --------    --------

   No interest or income taxes were paid in the years ended
May 31, 1996 and 1995.














             The accompanying notes to financial statements are
                  an integral part of this balance sheet.

                      NORTHWEST GOLD, INC.

                  NOTES TO FINANCIAL STATEMENTS
                      May 31, 1996 and 1995

A.   BUSINESS ORGANIZATION AND DESCRIPTION:

     Northwest Gold, Inc. (the "Company") was incorporated in the State of Wyoming on August 29, 1977 under the name of Silco, Inc. The name was changed in August 1979 to Northwest Gold, Inc. The Company was incorporated to engage in the evaluation, acquisition, exploration, development and/or sale or lease of mineral properties and oil and gas properties.

     The Company currently has no operating activities, but continues to incur losses from general and administrative expenses and has a significant accumulated deficit. These expenses are projected to again exceed investment interest revenues in 1997. Management continues to analyze the viability of the Company and its future activities. Substantial doubt remains as to whether the Company will continue as a going concern. However, the Company has no commitments for capital expenditures in the next year and believes its available cash is sufficient to fund next year's obligations, primarily for general and administrative expenses.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

     The Company capitalizes all costs related to the acquisition, exploration and development of mineral properties. Capitalized costs are charged to operations when the properties are determined to have declined in value or have been abandoned. The Company currently has no operations.

     Depreciation of vehicles, machinery and equipment was provided by the straight-line method over the estimated useful lives of the related assets. All such vehicles, machinery and equipment have been fully depreciated.

Investments

     The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") "Accounting for Certain Investments in Debt and Equity Securities" in fiscal 1995. Based on the provisions of SFAS No. 115, the Company accounts for marketable equity securities as available-for-sale securities. Available-for-sale securities are measured at fair value, with unrealized holding gains and losses excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.

Net Loss Per Share

     Net loss per share is computed using the weighted average number of common shares outstanding during the period.

Cash and Cash Equivalents

     Amounts held by depository institutions in demand deposit accounts are considered cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all cash investments with original maturities to the Company of three months or less.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting For Income Taxes". This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards.

     SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. If deemed necessary, deferred tax assets are then reduced by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

C.   MARKETABLE EQUITY SECURITIES AND RELATED PARTY TRANSACTIONS:

     U.S. Energy Corp., an 8% shareholder, and its subsidiary
Crested Corp., provide certain management and administrative services to the Company under a management agreement. Charges for these services are $6,000 annually.

     The Company's marketable equity securities consist of the following stocks of affiliated, but not controlled companies:

                                            May 31, 1996
                                        --------------------
                                                      Fair
                                                     Market
                                         Cost         Value
                                        ------       -------
     U.S. Energy Corp.                  $4,100       $32,900
     Crested Corp.                       2,100         5,800
                                        ------       -------
                                        $6,200       $38,700
                                        ------       -------
                                        ------       -------

     The aggregate fair market value of the marketable equity securities increased $28,900 from June 1, 1995 to May 31, 1996.
The net aggregate unrealized holding gain on investments at May 31, 1996 was $32,500.

D.   INCOME TAXES

     There are no taxes currently payable at May 31, 1996.

     The Company's effective income tax was different than the statutory federal income tax because the Company recognized no benefit for its tax losses.

                                               May 31,
                                        --------------------
                                         1996         1995
                                         ----         -----
     Federal income tax benefit
       at statutory rates               $(3,400)     $(2,000)
     Less valuation allowance             3,400        2,000
                                        -------      -------
     Effective tax                      $  --        $  --
                                        -------      -------
                                        -------      -------

     As of May 31, 1996, the Company had net operating loss ("NOL") carryforwards available of approximately $1,828,000 which expire beginning in 1997 through 2011.

     The components of deferred taxes as of May 31, 1996 are as follows:

     Deferred tax assets:
       Tax effect of NOL carryforwards            $ 622,000
       Less valuation allowance                    (622,000)
                                                  ---------
     Net deferred tax asset                       $   --
                                                  ---------
                                                  ---------

     The Company has established a valuation allowance for the full amount of the NOL carryforwards because, in its present nonoperating state, the Company's ability to generate future taxable income is uncertain. The valuation allowance increased approximately $4,000 from May 31, 1995 due to current year NOLs generated.

ITEM 8.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

Not applicable.

                            PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)(1)(2)(3)   Identification of Directors and Executive Officers.

Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified, or until resignation, removal or death. The Registrant's executive officers and directors are listed below:

     NAME               AGE     POSITION AND TENURE

     Harold F. Herron   42      Chief Executive Officer
                                since April 1996; Secretary,
                                Treasurer and Director since
                                September 1980

No arrangement or understanding exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

(a)(4)    Business Experience.

During fiscal 1996, both Mr. Keith G. Larsen and Richard P. Larsen who are brothers-in-law of Mr. Herron resigned as officers and directors of the Registrant due to other commitments.

HAROLD F. HERRON graduated from the University of Nebraska at Omaha and has a Masters degree in business administration from the University of Wyoming. He has been president of The Brunton Company ("Brunton"), formerly a wholly-owned USE subsidiary which was sold in February 1996, for more than five years. Brunton manufactures and/or markets pocket transits, precision and recreational compasses, binoculars and knives. Mr. Herron is also Vice President and a director of USE.

(a)(5)    Directorships.

Mr. Herron is a director of Ruby Mining Company ("Ruby") and U.S. Energy Corp. ("USE") which are both subject to the reporting requirements of the Securities Exchange Act of 1934. No other person listed in Item 9(a) is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act, that is subject to the requirements of Section 15(d) of that Act, or that is registered as an investment company under the Investment Company Act of 1940.

(b)  Identification of Certain Employees.

     Not applicable.

(c)  Family Relationships.

     Harold F. Herron is a son-in-law of John L. Larsen, President and CEO of U.S. Energy Corp., a significant shareholder of the Registrant.

(d)  Involvement in Certain Legal Proceedings.

During the past five years, no director, person nominated to become a director, or executive officer of the Registrant:

(1) has filed, or had filed against him, a petition under the federal bankruptcy law or any state insolvency law, nor has a court appointed a receiver, fiscal agent or similar officer by or against any business which such person was a general partner or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) has been the subject of any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring or suspending him from, or otherwise limiting his involvement in, any type of business, securities or banking activities, or;

(4) has been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities or commodities law, and the judgment in such civil action or finding by the Commission, has not subsequently been reversed, suspended or vacated.

Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(e) since June 1, 1994, and based upon written representations referred to in Item 405(b)(2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from June 1, 1994 through May 31, 1995, to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

(a)(1) Cash Compensation. No executive officer of the Registrant received cash compensation from the Registrant in excess of $100,000 during the last fiscal year. The following table contains information with respect to the aggregate cash compensation paid by the Registrant for the last three years ended May 31, 1995, to the chief executive officer:

                SUMMARY COMPENSATION TABLE(i)(ii)

                                         Annual Compensation
Name and Principal Position           Year     Salary     Bonus

Harold F. Herron, CEO                 1996       -0-       -0-
                                      1995       -0-       -0-
                                      1994       -0-       -0-

(i) During fiscal 1996 no cash compensation was paid to the Registrant's executive officers.

(ii) The Registrant's parent, USE, and USE's subsidiary, Crested, provide the management and administrative services for the Registrant in exchange for a monthly management fee of $500. It is estimated that employees of USE who provide services for the Registrant spend less than five percent of their time on the affairs of the Registrant.

No cash bonuses were paid by the Registrant to the group of persons identified in paragraph (a) of Item 9, during the last fiscal year.

Minimum director fees of $1,500 are owed to the group of individuals identified in paragraph (a) of Item 9, for services during each fiscal year. However, for the past several years these amounts have not been paid and have been waived by the directors. It is anticipated that these fees will again be waived for fiscal 1996.

The Registrant does not have any annuity, pension, retirement, incentive, deferred compensation plans, stock option or stock appreciation rights plans, employment contracts or arrangements whereby any of its executive officers or directors have been paid or may receive compensation from the Registrant.

Alternative Pension Plan Disclosure: The Registrant has no defined benefit or actuarial pension plans.

(c)  Option/SAR Grants.

     The Registrant has no stock option or stock appreciation rights plans.

(d)  Aggregated Option/SAR Exercise and Fiscal Year-End Option/SAR
Value.

     Not Applicable.

(e)  Long Term Incentive Plan ("LTIP") Awards.

     Not Applicable.

(f)  Compensation of Directors.

(1) Standard arrangements: The Registrant is obligated to pay each member of the Board directors' fees of $500 per year and $100 per meeting attended, together with reasonable travel and lodging expenses. As discussed above, these fees have been waived by the directors.

(2) Other arrangements: The Registrant does not have any other arrangements pursuant to which any director of the Registrant was compensated during the last fiscal year.

(e)  Termination of Employment and Change of Control Arrangement.

Registrant has no compensatory plan or arrangement, with respect to any individual named in the Table at Item 11(b) for the latest or the next preceding fiscal year, which results or will result from the resignation, retirement or any other termination of such individual's employment with the Registrant and its subsidiaries or from a change in control of the Registrant or a change in the individual's responsibilities following a change in control in which the amount involved, including all periodic payments or installments, exceeds $100,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

(a)  Security Ownership of Certain Beneficial Owners.

The following table shows those persons (including any group) known by the Registrant to be the beneficial owners of more than five percent of the Registrant's common stock at Report date.

                                        Amount and
                                        Nature of
               Name and Address of      Beneficial      Percent
Title of Class   Beneficial Owner        Ownership      of Class

Common stock    U.S. Energy Corp.      2,040,000(1)      7.6%
$0.001 value    Glen L. Larsen Building
                877 North 8th West
                Riverton, WY  82501

(1) The listed shareholder exercises sole investment and voting powers over the shares set forth opposite its name.

(b)  Security Ownership of Management.

The following table shows, as of August 26, 1996, the ownership of the Registrant's common stock $.001 par value, by the following officers and directors and all officers and directors as a group.

                                                   Amount and
                                                    Nature of      Percent
                                                   Beneficial        of
Name of Director         Title of Class           Ownership (1)    Class (2)
- ----------------         --------------           -------------    --------
Harold F. Herron         Northwest Gold, Inc.      2,597,500(3)       9.7%
3425 Riverside Drive     common stock, $.001
Riverton,  WY  82501     par value

All officers and         Northwest Gold, Inc.      2,597,500(3)      14.2%
directors as a group     common stock, $.001
(one person)             par value

*Less than one percent.
- ----------

(1) The listed person or group exercises sole investment and voting powers over the indicated shares, except as otherwise indicated.

(2) Percent of class is computed by dividing the number of shares beneficially owned plus shares underlying options held by the indicated person or group, by the number of shares outstanding, plus any shares underlying options held by the indicated shareholder or group.

(3) Includes 2,040,000 shares held by USE, over which Mr Herron exercises shared voting and dispositive powers as a director of USE.

(c)  Changes in control.

The Registrant is not aware of any pledge of its securities or any other arrangement which may at a subsequent date result in a change in control of the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)(b)    Transactions with Management and Others.

Since June 1, 1994, there were no transactions and there are no proposed transactions in which the amount involved exceeds $60,000 and in which any executive officer, nominee or director of the Registrant, any security holder who is known by the Registrant to hold of record or beneficially more than five percent of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing person, had or will have a direct or indirect material interest.

(c)  Parent Ownership.

     USE is the parent corporation of the Registrant and holds 7.6% of the Registrant's common stock.

(d)  Transactions with Promoters.

     Not Applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

1.     Exhibits Required to be filed:

3.2  Articles of Incorporation -
     Amendment dated August 22, 1979 . . . . . . . . . . . .[1]

3.4  By-Laws . . . . . . . . . . . . . . . . . . . . . . . .[1]

     [1] Incorporated by reference from the exhibit in the Registrant's 1991 Form 10-K.

2.   Reports on Form 8-K.

     During the fourth quarter of the fiscal year, the Registrant did not file any reports on Form 8-K.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   NORTHWEST GOLD, INC.
                                   (Registrant)



Date:  August 29, 1996             By:   s/ Harold F. Herron
                                        -------------------------
                                        HAROLD F. HERRON
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 29, 1996             By:   s/ Harold F. Herron
                                        -------------------------
                                        HAROLD F. HERRON,
                                        Director


Date:  August 29, 1996             By:   s/ Robert Scott Lorimer
                                        -------------------------
                                        ROBERT SCOTT LORIMER,
                                        Principal Financial
                                        Officer and Chief
                                        Accounting Officer