Form 10QSB
period 1996-08-31
NORTHWEST GOLD INC
filed 1996-10-03
CIK 352447

FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended
     August 31, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number 0-10229

                      NORTHWEST GOLD, INC.
-----------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

     Wyoming                                    81-0384984
----------------------------------------     --------------------
     State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

     877 North 8th West, Riverton, WY             82501
----------------------------------------     --------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone Number:     (307) 856-9278


                              NONE
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES   X             NO
                          ------             ------

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class               Outstanding at September 30, 1996
-----------------------------   ---------------------------------
Common stock, $.001 par value           26,797,500 Shares

                      NORTHWEST GOLD, INC.


                              Index


PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Condensed Balance Sheets --  August 31, 1996  . . . . . . . .3

   Condensed Statements of Operations -- Three Months Ended
     August 31, 1996 and August 31, 1995 . . . . . . . . . . . .4

   Condensed Statements of Cash Flows for the Three
     Months Ended August 31, 1996 and August 31, 1995. . . . . .5

   Notes to Condensed Financial Statements . . . . . . . . . . .6

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . .7

PART II.  OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .7

   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .8

                      NORTHWEST GOLD, INC.

                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                    Condensed Balance Sheets
                         August 31, 1996


     ASSETS

CURRENT ASSETS:
   Cash and temporary cash investments    $    13,000
   Marketable securities                       38,700
                                          -----------
     TOTAL CURRENT ASSETS                      51,700

PROPERTY AND EQUIPMENT, at cost                 8,700
   Less accumulated depreciation               (8,700)
                                          -----------
                                                -0-

OTHER ASSETS                                    1,900
                                          -----------
                                          $    53,600
                                          ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable - affiliates          $    52,600

SHAREHOLDERS' EQUITY
   Common stock, $0.001 par value;
     authorized, 50,000,000 shares;
     issued and outstanding,
     26,797,500                                26,700
   Additional paid-in capital               1,788,700
   Accumulated deficit                     (1,846,900)
   Unrealized holding gain on
     marketable equity securities              32,500
                                          -----------
                                                1,000
                                          -----------
                                          $    53,600
                                          ===========




    See accompanying notes to condensed financial statements.

                      NORTHWEST GOLD, INC.

               Condensed Statements of Operations
                           (Unaudited)


                                           Three Months Ended
                                               August 31,
                                        -------------------------
                                           1996          1995
                                        ----------    ----------
REVENUES:
   Interest                             $     100      $     100


COSTS AND EXPENSES:
   General and administrative               4,200          5,800
                                        ---------      ---------

NET INCOME (LOSS)                       $  (4,100)     $  (5,700)
                                        =========      =========

EARNINGS (LOSS) PER SHARE               $   *          $   *
                                        =========      =========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING               26,797,500     26,797,500
                                       ==========     ==========

*  Less than $0.01 per share.






















    See accompanying notes to condensed financial statements.

                      NORTHWEST GOLD, INC.

               Condensed Statements of Cash Flows
                           (Unaudited)


                                            Three Months Ended
                                                August 31,
                                        -------------------------
                                            1996          1995
                                         -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                             $  (4,100)     $  (5,700)
   Adjustments to reconcile
     net loss to net cash used
     in operating activities:
     Increase in accounts
       payable - affiliate                  4,200          5,800
                                        ---------      ---------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                       100            100
                                        ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           100            100

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                     12,900         12,500
                                        ---------      ---------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $  13,000      $  12,600
                                        =========      =========



















    See accompanying notes to condensed financial statements.

                      NORTHWEST GOLD, INC.

             Notes to Condensed Financial Statements


     1) The Condensed Balance Sheet as of August 31, 1996 the Condensed Statements of Operations for the three months ended August 31, 1996 and 1995, and the Condensed Statements of Cash Flows for the three months ended August 31, 1996 and 1995, have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of Registrant as of August 31, 1996 the results of operations for the three months ended August 31, 1996 and 1995, and cash flows for the three months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1996 Form 10-KSB.

     3)   The results of operations for the periods ended August
31, 1996 and 1995, are not necessarily indicative of the operating results which may be experienced for the full year.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

     The Registrant's working capital decreased during the most recently completed quarter by $4,100. This decrease was as a result of an increase of $4,200 in accounts payable to affiliates which was offset by a $100 increase in cash. The increase in accounts payable was as a result of USECB Joint Venture ("USECB"), a joint venture between U.S. Energy, a major shareholder of the Registrant and Crested Corp.paying certain administratie fees for Registrant. The increase in cash is as a result of interest earned on funds the Registrant has deposited in interest bearing accounts.

     The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1997. However, the Registrant must secure drilling or construction contracts or work out an agreement on its accounts due to affiliates in order to continue operating long-term.

Results of Operations

     The Registrant had no revenues from operations during the most recently completed quarter or the corresponding quarter of the prior year. In both periods however, the Registrant recorded interest revenue of $100 on funds held in interest bearing accounts.

     General and administrative costs decreased by $1,600 during the quarter ended August 31, 1996 over the same period of the previous year. This increase was primarily in professional services and government filing fees.

     The Registrant's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law.


                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.  None.

     (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended August 31, 1996.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   NORTHWEST GOLD, INC.
                                   (Registrant)



Date:  October 2, 1996        By:   s/ Harold F. Herron
                                   ------------------------------
                                   HAROLD F. HERRON,
                                   Chief Executive Officer



Date:  October 2, 1996        By:   s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer