Form 10QSB
period 1996-11-30
NORTHWEST GOLD INC
filed 1997-01-10
CIK 352447

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended
     November 30, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number 0-10229

                      NORTHWEST GOLD, INC.
---------------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

     Wyoming                                    81-0384984
----------------------------------------     ------------------------
     State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

     877 North 8th West, Riverton, WY             82501
----------------------------------------     ------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone Number:     (307) 856-9278


                              NONE
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES   X             NO
                          ------             ------

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class               Outstanding at January 9, 1996
-----------------------------   -------------------------------------
Common stock, $.001 par value           26,797,500 Shares

                      NORTHWEST GOLD, INC.


                              Index

PART I.     FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

   Condensed Balance Sheet --  November 30, 1996 . . . . . . . .3

   Condensed Statements of Operations -- Three and Six Months
      Ended November 30, 1996 and 1995 . . . . . . . . . . . . .4

   Condensed Statements of Cash Flows for the Six
     Months Ended November 30, 1996 and 1995 . . . . . . . . . .5

   Notes to Condensed Financial Statements . . . . . . . . . . .6

   ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . .7

PART II.    OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .7

   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .8

                      NORTHWEST GOLD, INC.

                 PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                     Condensed Balance Sheet
                        November 30, 1996

     ASSETS

CURRENT ASSETS:
   Cash and temporary cash investments       $   10,300
   Marketable securities                         38,700
                                             ----------
     TOTAL CURRENT ASSETS                        49,000

PROPERTY AND EQUIPMENT, at cost                   8,700
   Less accumulated depreciation                 (8,700)
                                             ----------
                                                   -0-

OTHER ASSETS                                      1,900
                                             ----------
                                             $   50,900
                                             ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - affiliates             $   51,900

SHAREHOLDERS' EQUITY
   Common stock, $0.001 par value;
     authorized, 50,000,000 shares;
     issued and outstanding,
     26,797,500                                  26,700
   Additional paid-in capital                 1,788,700
   Accumulated deficit                       (1,848,900)
   Unrealized holding gain on
     marketable equity securities                32,500
                                             ----------
                                                 (1,000)
                                             ----------
                                             $   50,900
                                             ==========


See accompanying notes to condensed financial statements.

                         NORTHWEST GOLD, INC.

                  Condensed Statements of Operations
                              (Unaudited)



                         Three Months Ended        Six Months Ended
                            November 30,             November 30,
                        ---------------------    --------------------
                          1996         1995        1996        1995
                          ----         ----        ----        ----

REVENUES:
  Interest              $    100     $   100     $    200    $    200


COSTS AND EXPENSES:
  General and
    administrative         2,100       3,500        6,300       9,300
                        --------     -------     --------    --------
NET INCOME (LOSS)       $ (2,000)    $(3,400)    $ (6,100)   $ (9,100)
                        ========     =======     ========    ========
INCOME (LOSS)
  PER SHARE             $  *         $  *        $  *        $   *
                        ========     =======     ========    ========
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING         26,797,500  26,797,500   26,797,500  26,797,500
                      ==========  ==========   ==========  ==========

*  Less than $.01 per share.


See accompanying notes to condensed financial statements.

                         NORTHWEST GOLD, INC.

                  Condensed Statements of Cash Flows
                              (Unaudited)


                                              Six Months Ended
                                                November 30,
                                           ----------------------
                                             1996           1995
                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                $(6,100)       $(9,100)
   Adjustments to reconcile
     net loss to net cash
     used in operating activities:
   Increase in accounts
     payable - affiliate                     3,500          9,300
                                           -------        -------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                     (2,600)           200

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     (2,600)           200

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                      12,900         12,500
                                           -------        -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                           $10,300        $12,700
                                           =======        =======


See accompanying notes to condensed financial statements.

                      NORTHWEST GOLD, INC.

             Notes to Condensed Financial Statements

     1) The Condensed Balance Sheet as of November 30, 1996, the Condensed Statements of Operations for the six months ended November 30, 1996 and 1995, and the Condensed Statements of Cash Flows for the six months ended November 30, 1996 and 1995 have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant as of November 30, 1996, the results of operations for the six months ended November 30, 1996 and 1995, and cash flows for the six months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1996 Form 10-KSB.

     3) The results of operations for the periods ended November 30, 1996 and 1995, are not necessarily indicative of the operating results for the full year.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

     The Registrant's working capital decreased during the most recently completed six months by $6,100. This decrease was a result of an increase of $3,500 in accounts payable to affiliates and the reduction of $2,600 in cash. The increase in accounts payable was as a result of USECB Joint Venture ("USECB"), a joint venture between U.S. Energy, a major shareholder of the Registrant and Crested Corp. paying certain administrative expenses for Registrant. The decrease in cash is a result of the payment of annual audit fees and filing fees to the SEC.

     The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1997 if its affiliates do not call for the amounts due them. However, the Registrant must secure drilling or construction contracts or work out an agreement on its accounts due to affiliates in order to continue operating long-term.

Results of Operations

     The Registrant had no revenues from operations during the most recently completed six months or the corresponding period of the prior year. In both periods however, the Registrant recorded interest revenue of $200 on funds held in interest bearing accounts.

     General and administrative costs decreased by $3,000 during the six months ended November 30, 1996 over the same period of the previous year. This decrease was primarily in professional services.

     The Registrant's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law.

                   PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended November 30, 1996.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   NORTHWEST GOLD, INC.
                                   (Registrant)



Date:  January 9, 1997        By:   s/ Harold F. Herron
                                   ------------------------------
                                   HAROLD F. HERRON,
                                   Chief Executive Officer



Date:  January 9, 1997        By:   s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer