Form 10QSB
period 1997-02-28
NORTHWEST GOLD INC
filed 1997-04-10
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended
     February 28, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number 0-10229

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
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


                                      NONE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

            Class                               Outstanding at April 9, 1997
-----------------------------                 ---------------------------------
Common stock, $.001 par value                          26,797,500 Shares

                              NORTHWEST GOLD, INC.


                                      INDEX

PART I.           FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

     Condensed Balance Sheet --  February 28, 1997 ...........................3
     Condensed Statements of Operations -- Three and Nine Months
         Ended February 28, 1997 and February 29, 1996........................4

     Condensed Statements of Cash Flows for the Nine
       Months Ended February 28, 1997 and February 29, 1996...................5

     Notes to Condensed Financial Statements..................................6

     ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............7

PART II.          OTHER INFORMATION

     ITEM 6.      Exhibits and Reports on Form 8-K............................7

     Signatures...............................................................8

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                             CONDENSED BALANCE SHEET
                                FEBRUARY 28, 1997

        ASSETS

CURRENT ASSETS:
     Cash and temporary cash investments                 $    10,400
     Marketable securities                                    38,700
                                                         -----------
        TOTAL CURRENT ASSETS                                  49,100

PROPERTY AND EQUIPMENT, at cost                                8,700
     Less accumulated depreciation                            (8,700)
                                                         -----------
                                                               -0-

OTHER ASSETS                                                   1,800
                                                         -----------
                                                         $    50,900
                                                         ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable - affiliates                       $    53,800

SHAREHOLDERS' EQUITY
     Common stock, $0.001 par value;
        authorized, 50,000,000 shares;
        issued and outstanding,
        26,797,500                                            26,700
     Additional paid-in capital                            1,788,700
     Accumulated deficit                                  (1,850,800)
     Unrealized holding gain on
        marketable equity securities                          32,500
                                                         -----------
                                                              (2,900)
                                                         -----------
                                                         $    50,900
                                                         ===========


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                    Three Months Ended       Nine Months Ended
                                         February                 February
                                   --------------------    ---------------------
                                   28, 1997    29, 1996    28, 1997     29, 1996
                                   --------    --------    --------     --------

REVENUES:
   Interest                        $   100      $ 100      $   300      $   300
                                   -------      -----      -------      -------

COSTS AND EXPENSES:
   General and
      administrative                 1,900       (400)       8,200        8,900
                                   -------      -----      -------      -------
NET INCOME (LOSS)                  $(1,800)     $ 500      $(7,900)     $(8,600)
                                   =======      =====      =======      =======
INCOME (LOSS)
   PER SHARE                       $  *         $  *       $  *         $  *
                                   =======      =====      =======      =======
WEIGHTED AVERAGE
   NUMBER OF SHARES
   OUTSTANDING                  26,797,500  26,797,500  26,797,500   26,797,500
                                ==========  ==========  ==========   ==========

*  Less than $.01 per share.


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Nine Months Ended
                                                                February
                                                       -------------------------
                                                        28, 1997       29, 1996
                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                          $ (7,900)       $ (8,600)
     Adjustments to reconcile
        net loss to net cash
        used in operating activities:
     Increase in accounts
        payable - affiliate                               5,400           8,900
                                                       --------        --------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                (2,500)            300

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                (2,500)            300

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                 12,900          12,500
                                                       --------        --------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                     $ 10,400        $ 12,800
                                                       ========        ========


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

     1) The Condensed Balance Sheet as of February 28, 1997, the Condensed Statements of Operations for the nine months ended February 28, 1997 and February 29, 1996, and the Condensed Statements of Cash Flows for the nine months ended February 28, 1997 and February 29, 1996 have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant as of February 28, 1997, the results of operations for the nine months ended February 28, 1997 and February 29, 1996, and cash flows for the nine months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1996 Form 10-KSB.

     3) The results of operations for the periods ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the operating results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's working capital decreased during the most recently completed nine months by $7,900. This decrease was a result of an increase of $5,400 in accounts payable to affiliates and the reduction of $2,500 in cash. The increase in accounts payable was as a result of USECB Joint Venture ("USECB"), a joint venture between U.S. Energy, a major shareholder of the Registrant and Crested Corp. paying certain administrative expenses for Registrant. The decrease in cash is a result of the payment of annual audit fees and filing fees to the SEC.

     The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1997 if its affiliates do not call for the amounts due them. However, the Registrant must secure drilling or construction contracts or work out an agreement on its accounts due to affiliates in order to continue operating long-term.

RESULTS OF OPERATIONS

     The Registrant had no revenues from operations during the most recently completed nine months or the corresponding period of the prior year. In both periods however, the Registrant recorded interest revenue of $300 on funds held in interest bearing accounts.

     General and administrative costs decreased by $700 during the nine months ended February 28, 1997 over the same period of the previous year. This decrease was primarily in professional services.

     The Registrant's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. None.

     (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended February 28, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   NORTHWEST GOLD, INC.
                                   (Registrant)



Date:  April 9, 1997        By:    s/ Harold F. Herron
                                   ------------------------------
                                   HAROLD F. HERRON,
                                   Chief Executive Officer



Date:  April 9, 1997        By:    s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer