Form 10KSB
period 1997-05-31
NORTHWEST GOLD INC
filed 1997-08-25
CIK 352447

FORM 10-KSB


                            U.S. SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required] for the fiscal year ended MAY 31, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     [No Fee Required] for the transition period from ____ to ____
Commission file number 0-10229

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        WYOMING                                         81-0384984
-----------------------------------------          -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

        877 North 8th West
        RIVERTON, WY                                    82501
-----------------------------------------          -----------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's Telephone Number, including area code:    (307) 856-9278
                                                   -----------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

          Indicate by check mark if disclosure of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or in any amendment to this Form 10-KSB. [X]

        Registrant's revenues for fiscal year 1997 were $300.

        There is no established trading market for the Registrant's voting stock and as a result the aggregate market value of shares of that stock held by non-affiliates of the Registrant can not be accurately estimated. The Registrant has securities of only one class of stock (common) outstanding.

               CLASS                           OUTSTANDING AT AUGUST 15, 1997
----------------------------------------     -----------------------------------
        Common Stock, $0.001 par value              26,797,500 shares

DOCUMENTS INCORPORATED BY REFERENCE:  None.
Transitional Small Business Disclosure Format: YES___  NO  X

                                            PART I

ITEM 1.        DESCRIPTION OF BUSINESS

        (a)(1) General development of business.

        Northwest Gold, Inc. (the "Registrant") was incorporated in the State of Wyoming on August 29, 1977 under the name of Silco, Inc. The name was changed in August 1979 to Northwest Gold, Inc. The Registrant was incorporated to engage in, and has engaged in the general minerals business. This business includes evaluation, acquisition, exploration, development and/or sale or lease of mineral and oil and gas properties.

        The Registrant conducted exploration and mining on a group of 90 unpatented lode mining claims near Philipsburg, Montana and mined mineralized material containing gold and silver from March 1978 until December 1981. The material was milled near Philipsburg until 1981, when the mining and milling operations were suspended because they were unprofitable. These mining claims had been subject to a lease agreement with Stryker's Gold Corporation, an Idaho corporation ("Stryker's"); however, certain conditions of the lease have not been fulfilled and the annual assessment on the claims was not filed for 1991 by the lessee. The Registrant has been notified by the State of Montana that the claims are thus null and void. The Registrant has notified Stryker's, but has not had a response from them regarding the matter.

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

        (b)(4) The evaluation and acquisition of base and precious metals mining properties and oil and gas properties is an extremely competitive business. Not only are there numerous companies involved in this business, but many of them are very large companies with greater financial resources than the Registrant.

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

        (b)(8) Mining operations are subject to statutory and agency requirements which address various issues, including (i) environmental permitting and ongoing compliance costs supervised by the EPA and state agencies (e.g., the Wyoming department of Environmental Quality), for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; and (iii) wildlife (Department of Interior for migratory fowl if attractive standing water is involved in operations); and (iv) nuclear and radioactive materials (generally, the Nuclear Regulatory Commission, which preempts state regulation in such matters).

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

        (b)(12) As of August 15, 1997 the Registrant had no full time employees.

ITEM 2. PROPERTY

MINERAL PROPERTIES

        Until fiscal 1994, the Registrant owned 102 lode mining claims located in Juab County, Utah near Topaz Mountain about 55 miles west of Jericho, Utah, four placer mining claims in Fremont County, WY, approximately 45 miles south of Lander, WY, and 55 unpatented lode mining claims and five placer claims in Mineral County, NV.

        Until 1993 the validity of title to unpatented mining claims depended upon numerous factual matters, in particular the performance each year of assessment work having a value of at least $100 per unpatented claim. Changes in the 1872 Mining Law required the Registrant to pay a rental fee of $200 per claim for the 1993 and 1994 assessment years by August 31, 1993 in order to maintain its interest. The Registrant determined in fiscal 1994 that none of its claims had sufficient economic value to warrant the expenditure of cash resources to retain title, and accordingly abandoned the claims (aggregate cost basis of $15,000).

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

        (b)  Holders.

        At August 15, 1997 the Registrant had approximately 1,271 record holders of its common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 1997, the Registrant's liquidity position decreased due to the decreased valuation of marketable securities of $23,300. Working capital therefore decreased by $32,800 to a working capital deficit of $29,600 as of May 31, 1997 as compared to a working capital of $3,200 as of May 31, 1996. Amounts due to affiliates is primarily a management fee of $6,000 for administrative, accounting, legal, geologic and secretarial services.

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

RESULTS OF OPERATIONS

FISCAL 1997 AS COMPARED TO 1996

Revenues earned on cash deposits decreased $100 to $300 for fiscal 1997. There were no other revenues recognized during either fiscal 1997 or 1996 other than interested earned on cash deposited in interest bearing accounts.

Expenses during fiscal 1997 decreased by $700 to $9,800 from $10,500 in fiscal 1996. This decrease was a result primarily of decreases in professional services, $800 due to decreased fees for stock transfer services and audits. These decreases in expenses were offset by various minor increases in other expense accounts.

FISCAL 1996 AS COMPARED TO 1995

Interest revenues earned on cash deposits remained at $400 for fiscal 1996 and 1995. There were no other revenues recognized during either fiscal 1996 or 1995.

Expenses during fiscal 1996 increased $600 to $10,500 from $9,900 in fiscal 1995. This increase was a result of increases in professional services including stock transfer services and audits. These increases in expenses were offset by various minor reductions in other expense accounts.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Northwest Gold, Inc.:

We have  audited the  accompanying  balance  sheet of  Northwest  Gold,  Inc. (a
Wyoming corporation) as of May 31, 1997, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Gold, Inc. as of May 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Northwest Gold, Inc. will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring losses, has no current operations and has a significant accumulated deficit, matters that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




ARTHUR ANDERSEN LLP

Denver, Colorado,
August 15, 1997.

                              NORTHWEST GOLD, INC.

                                  BALANCE SHEET

                                  MAY 31, 1997


                                            ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                               $   10,400
     Marketable equity securities (Note C)                       15,400
                                                             ----------
                                                                 25,800
                                                             ----------
PROPERTY AND EQUIPMENT, at cost (Notes A and B):
     Exploration equipment                                       29,000
     Less accumulated depreciation                              (29,000)
                                                             ----------
                                                                --
                                                             ----------

OTHER ASSETS                                                      1,900
                                                             ----------
                                                             $   27,700
                                                             ==========


                             LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable - affiliates                           $   55,400
                                                             ----------

SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value,
        authorized, 50,000,000 shares;                           26,800
        issued and outstanding, 26,797,500 shares
     Additional paid-in capital                               1,788,600
     Accumulated deficit                                     (1,852,300)
     Unrealized holding gain on marketable
        equity securities (Note C)                                9,200
                                                             ----------
                                                                (27,700)
                                                             ----------
                                                             $   27,700
                                                             ==========

              The accompanying notes to financial statements are an
                      integral part of this balance sheet.

                                       NORTHWEST GOLD, INC.

                                     STATEMENTS OF OPERATIONS


                                                   YEAR ENDED MAY 31,
                                                   ------------------
                                               1997                  1996
                                               ----                  ----
REVENUES:
     Interest                               $    300              $     400
                                            --------              ---------

COSTS AND EXPENSES:
     General and administrative                9,800                 10,500
                                            --------              ---------

NET LOSS                                    $ (9,500)             $ (10,100)
                                            ========              =========

NET LOSS PER SHARE                          $   *                 $   *
                                            =========             =========

WEIGHTED AVERAGE SHARES
     OUTSTANDING                            26,797,500            26,797,500
                                            ==========            ==========

     * Less than $.01 per share.

             The accompanying notes to financial statements are an
                       integral part of these statements.

                              NORTHWEST GOLD, INC.

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                                    Unrealized
                                                                                                                     Holding
                                                             Additional                          Gain (Loss)          Total
                                    Common Stock              Paid-in          Accumulated           On            Shareholders'
                                Shares        Amount          Capital            Deficit         Investments         Equity
                                ------        ------          -------            -------         -----------         ------

Balance, May 31, 1995         26,797,500    $  26,800     $   1,788,600      $  (1,832,700)      $    3,600       $   (13,700)

Net loss                          --            --                --               (10,100)           --              (10,100)

Net unrealized holding
gain on marketable
equity securities                 --            --               --                  --              28,900            28,900
                              ----------    ---------     -------------      --------------      ----------       -----------

Balance, May 31, 1996         26,797,500       26,800         1,788,600         (1,842,800)          32,500             5,100

Net loss                          --            --                --                (9,500)           --               (9,500)

Net unrealized holding
loss on marketable
equity securities                 --            --               --                  --             (23,300)          (23,300)
                              ----------    ---------     -------------      --------------      ----------       -----------

Balance, May 31, 1997         26,797,500    $  26,800     $   1,788,600      $  (1,852,300)      $    9,200       $   (27,700)
                              ==========    =========     =============      =============       ==========       ===========



     The  accompanying  notes to financial  statements  are an integral  part of these statements.

                              NORTHWEST GOLD, INC.

                            STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED MAY 31,
                                                         ------------------
                                                       1997              1996
                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                      $   (9,500)     $  (10,100)

     Adjustments to reconcile net loss
        to net cash provided by (used  in)
        operating activities:
           Increase in accounts
             payable - affiliate                        7,000          10,500
                                                   ----------      ----------

NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                              (2,500)            400
                                                   ----------      ----------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                              (2,500)            400

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                               12,900          12,500
                                                   ----------      ----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                 $   10,400      $   12,900
                                                   ==========      ==========


SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:

     Unrealized gain (loss) on marketable
        equity securities                          $  (23,300)     $   28,900
                                                   ==========      ==========

No interest or income taxes were paid in the years ended May 31, 1997 and 1996


              The accompanying notes to financial statements are an
                       integral part of these statements.

                              NORTHWEST GOLD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1997

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

        The Company currently has no operating activities, but continues to incur losses from general and administrative expenses and has a significant accumulated deficit. These expenses are projected to again exceed investment interest revenues in 1998. Management continues to analyze the viability of the Company and its future activities. Substantial doubt remains as to whether the Company will continue as a going concern. However, the Company has no commitments for capital expenditures in the next year and believes its available cash is sufficient to fund next year's obligations, primarily for general and administrative expenses.

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

                              NORTHWEST GOLD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1997
                                   (CONTINUED)

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

        SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. If deemed necessary, deferred tax assets are then reduced by a valuation allowance for any tax benefits which, based on current circumstances, are not expected to be realized.

C.      MARKETABLE EQUITY SECURITIES AND RELATED PARTY TRANSACTIONS:

        U.S. Energy Corp., an 8% shareholder, and its subsidiary, provide certain management and administrative services to the Company under a management agreement. Charges for these services are $6,000 annually.

        The Company's marketable equity securities consist of the following stocks of affiliated, but not controlled companies:

                                       MAY 31, 1997
                              -----------------------------
                                                    Fair
                                                   Market
                                 Cost               Value
                              ----------        -----------
        U.S. Energy Corp.     $    4,100        $    14,000
        Crested Corp.              2,100              1,400
                              ----------        -----------
                              $    6,200        $    15,400
                              ==========        ===========

        The aggregate fair market value of the marketable equity securities decreased $23,300 from June 1, 1996 to May 31, 1997. The net aggregate unrealized holding gain on investments at May 31, 1997 was $9,200.

                              NORTHWEST GOLD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1997
                                   (CONTINUED)


D.      INCOME TAXES

        There were no taxes currently payable at May 31, 1997.

        The Company's effective income tax was different than the statutory federal income tax because the Company recognized no benefit for its tax losses.

        The following table reconciles the Company's effective income taxes and statutory federal income taxes:

                                                   MAY 31,
                                        ----------------------------
                                           1997               1996
                                        ----------        ----------
        Federal income tax benefit
           at statutory rates           $   (3,200)       $   (3,400)
        Less valuation allowance             3,200             3,400
                                        ----------        ----------

        Effective tax                   $     --          $     --
                                        ==========        ==========

        As of May 31, 1997, the Company had net operating loss ("NOL") carryforwards available of approximately $1,219,000 which will expire beginning in 1998 through 2012.

        The components of deferred taxes as of May 31, 1997 are as follows:

        Deferred tax assets:
           Tax effect of NOL carryforwards            $  414,400
           Less valuation allowance                     (414,400)
                                                      ----------
        Net deferred tax asset                        $   --
                                                      ==========

        The Company has established a valuation allowance for the full amount of the NOL carryforwards because, in its present nonoperating state, the Company's ability to generate future taxable income is uncertain. The deferred tax asset and the related valuation allowance decreased approximately $207,100 from May 31, 1996 due to the expiration of 1981 NOL's.

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

                                    PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)(1)(2)(3)   Identification of Directors and Executive Officers.

Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified, or until resignation, removal or death.
The Registrant's executive officers and directors are listed below:

        NAME                 AGE    POSITION AND TENURE
        ----                 ---    -------------------
        Harold F. Herron     44     Chief Executive Officer since April 1996;
                                    Secretary, Treasurer and Director since
                                    September 1980

No arrangement or understanding exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

(a)(4)  Business Experience.

During fiscal 1996, both Keith G. Larsen and Richard P. Larsen who are brothers-in-law of Mr. Herron resigned as officers and directors of the Registrant due to other commitments.

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

ITEM 10.       EXECUTIVE COMPENSATION.

(a)(1) Cash Compensation. No executive officer of the Registrant received cash compensation from the Registrant in excess of $100,000 during the last fiscal year. The following table contains information with respect to the aggregate cash compensation paid by the Registrant for the last two years ended May 31, 1997, to the chief executive officer:

                        SUMMARY COMPENSATION TABLE(I)(II)
                                       ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR         SALARY          BONUS
---------------------------     ----         ------          -----

Harold F. Herron, CEO           1997           -0-            -0-
                                1996           -0-            -0-

(i) During fiscal 1997 no cash compensation was paid to the Registrant's executive officers.

(ii) The Registrant's principle shareholder USE, and USE's subsidiary, Crested, provide the management and administrative services for the Registrant in exchange for a monthly management fee of $500. It is estimated that employees of USE who provide services for the Registrant spend less than five percent of their time on the affairs of the Registrant.

No cash bonuses were paid by the Registrant to the group of persons identified in paragraph (a) of Item 9, during the last fiscal year.

Minimum director fees of $1,500 are owed to prior directors for services during each fiscal year. However, for the past several years these amounts have not been paid and have been waived by the directors. It is anticipated that these fees will again be waived for fiscal 1996.

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

(d)     Aggregated Option/SAR Exercise and Fiscal Year-End Option/SAR Value.

        Not Applicable.

(e)     Long Term Incentive Plan ("LTIP") Awards.

        Not Applicable.

(f)     Compensation of Directors.

(1) Standard arrangements: The Registrant is obligated to pay each member of the Board of directors fees of $500 per year and $100 per meeting attended, together with reasonable travel and lodging expenses. As discussed above, these fees have been waived by the directors.

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

                                                 AMOUNT AND
                                                 NATURE OF
                  NAME AND ADDRESS OF            BENEFICIAL        PERCENT
TITLE OF CLASS     BENEFICIAL OWNER              OWNERSHIP         OF CLASS
--------------     ----------------              ---------         --------

Common stock       U.S. Energy Corp.            2,040,000(1)         7.6%
$0.001 value       Glen L. Larsen Building
                   877 North 8th West
                   Riverton, WY  82501

(1) The listed shareholder exercises sole investment and voting powers over the shares set forth opposite its name.

(b)     Security Ownership of Management.

The following table shows, as of August 15, 1997, the ownership of the Registrant's common stock $.001 par value, by the following officers and directors and all officers and directors as a group.
                                                   Amount and
                                                    Nature of       Percent
                                                   Beneficial         of
NAME OF DIRECTOR         TITLE OF CLASS          OWNERSHIP (1)     CLASS (2)
----------------         --------------          -------------     ---------

Harold F. Herron         Northwest Gold, Inc.    2,597,500(3)         9.7%
3425 Riverside Drive     common stock, $.001
Riverton,  WY  82501     par value

All officers and         Northwest Gold, Inc.    2,597,500(3)        14.2%
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

(c)     Principle Shareholder Ownership.

        USE is the principle shareholder of the Registrant and holds 7.6% of the Registrant's common stock.

(d)     Transactions with Promoters.

        Not Applicable.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

1.      Exhibits Required to be filed:

3.2     Articles of Incorporation -
        Amendment dated August 22, 1979....................................[1]

3.4     By-Laws............................................................[1]

        [1]Incorporated by reference from the exhibit in the Registrant's 1991
           Form 10-K.

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

                                                   NORTHWEST GOLD, INC.
                                                   (Registrant)



Date:  August 22, 1997                      By:    /s/ HAROLD F. HERRON
                                                 ------------------------------
                                                   HAROLD F. HERRON
                                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 22, 1997                      By:    /s/ HAROLD F. HERRON
                                                 ------------------------------
                                                   HAROLD F. HERRON, Director



Date:  August 22, 1997                      By:    /s/ ROBERT SCOTT LORIMER
                                                 ------------------------------
                                                   ROBERT SCOTT LORIMER,
                                                   Principal Financial Officer
                                                   and Chief Accounting Officer