Form 10QSB
period 1997-08-31
NORTHWEST GOLD INC
filed 1997-10-10
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the fiscal quarter ended August 31, 1997 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number 0-10229

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        WYOMING                                            81-0384984
-------------------------------------------------     --------------------------
        State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                     Identification No.)

        877 NORTH 8TH WEST, RIVERTON, WY                   82501
-------------------------------------------------     --------------------------
        (Address of principal executive offices)          (Zip Code)

Registrant's telephone Number:   (307) 856-9278


                                      NONE
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES   X               NO  ____

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                          OUTSTANDING AT SEPTEMBER 30, 1997
---------------------------------------     ------------------------------------
     Common stock, $.001 par value                  26,797,500 Shares

                              NORTHWEST GOLD, INC.


                                      INDEX


PART I.        FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

     Condensed Balance Sheets --  August 31, 1997 ............................3

     Condensed Statements of Operations -- Three Months Ended
        August 31, 1997 and August 31, 1996...................................4

     Condensed Statements of Cash Flows for the Three
       Months Ended August 31, 1997 and August 31, 1996.......................5

     Notes to Condensed Financial Statements .................................6

     ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................7

PART II.     OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K................................7

     Signatures...............................................................8

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                 AUGUST 31, 1997


        ASSETS

CURRENT ASSETS:
     Cash and temporary cash investments                         $   10,500
     Marketable securities                                           15,400
                                                                 ----------
        TOTAL CURRENT ASSETS                                         25,900

PROPERTY AND EQUIPMENT, at cost                                      29,000
     Less accumulated depreciation                                  (29,000)
                                                                 ----------
                                                                     --

OTHER ASSETS                                                          1,900
                                                                 ----------
                                                                 $   27,800
                                                                 ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable - affiliates                               $   58,300

SHAREHOLDERS' EQUITY
     Common stock, $0.001 par value;
        authorized, 50,000,000 shares;
        issued and outstanding,
        26,797,500                                                   26,700
     Additional paid-in capital                                   1,788,700
     Accumulated deficit                                         (1,855,100)
     Unrealized holding gain on
        marketable equity securities                                  9,200
                                                                 ----------
                                                                    (30,500)
                                                                 ----------
                                                                 $   27,800
                                                                 ==========



            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended
                                                     AUGUST 31,
                                            ----------------------------
                                               1997              1996
                                               ----              ----

REVENUES:
     Interest                               $      100        $      100


COSTS AND EXPENSES:
     General and administrative                  2,900             4,200
                                            ----------        ----------

NET INCOME (LOSS)                           $   (2,800)       $   (4,100)
                                            ==========        ==========

EARNINGS (LOSS) PER SHARE                   $    *            $    *
                                            ==========        ==========

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

                              NORTHWEST GOLD, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       Three Months Ended
                                                           AUGUST 31,
                                                  ----------------------------
                                                    1997               1996
                                                    ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                     $  (2,800)        $  (4,100)
     Adjustments to reconcile
        net loss to net cash used
        in operating activities:
        Increase in accounts
          payable - affiliate                         2,900             4,200
                                                  ---------         ---------

NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                               100               100
                                                  ---------         ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                   100               100

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                             10,400            12,900
                                                  ---------         ---------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                $  10,500         $  13,000
                                                  =========         =========


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


        1) The Condensed Balance Sheet as of August 31, 1997 the Condensed Statements of Operations for the three months ended August 31, 1997 and 1996, and the Condensed Statements of Cash Flows for the three months ended August 31, 1997 and 1996, have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of Registrant as of August 31, 1997 the results of operations for the three months ended August 31, 1997 and 1996, and cash flows for the three months then ended.

        2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1997 Form 10-KSB.

        3) The results of operations for the periods ended August 31, 1997 and 1996, are not necessarily indicative of the operating results which may be experienced for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

        The Registrant's working capital decreased during the most recently completed quarter by $2,800. This decrease was as a result of an increase of $2,900 in accounts payable to affiliates which was offset by a $100 increase in cash. The increase in accounts payable was as a result of USECB Joint Venture ("USECB"), a joint venture between U.S. Energy, a major shareholder of the Registrant and Crested Corp.paying certain administrative fees for Registrant and a management fee of $500 per month due USECB. The increase in cash is as a result of interest earned on funds the Registrant has deposited in interest bearing accounts.

        The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1998. However, the Registrant must secure drilling or construction contracts or work out an agreement on its accounts due to affiliates in order to continue operating long-term.

RESULTS OF OPERATIONS

        The Registrant had no revenues from operations during the most recently completed quarter ended August 31, 1997 or the corresponding quarter of the prior year ended August 31, 1996. In both periods however, the Registrant recorded interest revenue of $100 on funds held in interest bearing accounts.

        General and administrative costs decreased by $1,300 during the quarter ended August 31, 1997 over the same period of the previous year. This decrease was primarily in professional services that had not yet been billed for audit fees.

        The  Registrant's   operations   consist   primarily  of  administrative
activities associated with the preparation of reports and documents required by law.


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.  None.

        (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended August 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                   NORTHWEST GOLD, INC.
                                                   (Registrant)



Date:  September 8, 1997                    By:       /s/  HAROLD F. HERRON
                                                   ----------------------------
                                                   HAROLD F. HERRON,
                                                   Chief Executive Officer



Date:  September 8, 1997                    By:       /s/ ROBERT SCOTT LORIMER
                                                   -----------------------------
                                                   ROBERT SCOTT LORIMER,
                                                   Principal Financial Officer
                                                   and Chief Accounting Officer