Form 10QSB
period 1997-11-30
NORTHWEST GOLD INC
filed 1998-01-14
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended November 30, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number 0-10229

                              NORTHWEST GOLD, INC.
       -----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Wyoming                                              81-0384984
-------------------------------                             --------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

877 North 8th West, Riverton, WY                     82501
----------------------------------------     --------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone Number:     (307) 856-9278


                                      NONE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

            Class                              Outstanding at January 12, 1998
-----------------------------                 ---------------------------------
Common stock, $.001 par value                         26,797,500 Shares

                              NORTHWEST GOLD, INC.


                                      Index

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Condensed Balance Sheet --  November 30, 1997 ...........................3

     Condensed Statements of Operations -- Three and Six Months
       Ended November 30, 1997 and 1996.......................................4

     Condensed Statements of Cash Flows for the Six
       Months Ended November 30, 1997 and 1996................................5

     Notes to Condensed Financial Statements..................................6

     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................7

PART II. OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K................................8

     Signatures...............................................................9

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                             Condensed Balance Sheet
                                November 30, 1997

         ASSETS

CURRENT ASSETS:
      Cash and temporary cash investments                       $    10,500
      Marketable securities                                          15,400
                                                                -----------
         TOTAL CURRENT ASSETS                                        25,900

PROPERTY AND EQUIPMENT, at cost                                      29,000
      Less accumulated depreciation                                 (29,000)
                                                                -----------
                                                                       -0-

OTHER ASSETS                                                          1,900
                                                                -----------
                                                                $    27,800
                                                                ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - affiliates                             $    60,200

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         authorized, 50,000,000 shares;
         issued and outstanding,
         26,797,500                                                  26,700
      Additional paid-in capital                                  1,788,700
      Accumulated deficit                                        (1,857,000)
      Unrealized holding gain on
         marketable equity securities                                 9,200
                                                                -----------
                                                                    (32,400)
                                                                -----------
                                                                $    27,800
                                                                ===========


            See accompanying notes to condensed financial statements.




                                     NORTHWEST GOLD, INC.

                              Condensed Statements of Operations
                                          (Unaudited)



                                       Three Months Ended                  Six Months Ended
                                           November 30,                      November 30,
                                -------------------------------   -------------------------------
                                     1997             1996             1997             1996
                                     ----             ----             ----             ----

REVENUES:
    Interest                    $         --     $          100   $          100   $          200


COSTS AND EXPENSES:
    General and
        administrative                   1,900            2,100            4,800            6,300
                                --------------   --------------   --------------   --------------
NET INCOME (LOSS)               $       (1,900)  $       (2,000)  $       (4,700)  $       (6,100)
                                ==============   ==============   ==============   ==============
INCOME (LOSS)
    PER SHARE                   $       *        $       *        $       *        $       *
                                ==============   ==============   ==============   ==============
WEIGHTED AVERAGE
    NUMBER OF SHARES
    OUTSTANDING                     26,797,500       26,797,500       26,797,500       26,797,500
                                ==============   ==============   ==============   ==============

*  Less than $.01 per share.








                  See accompanying notes to condensed financial statements.


                                             4

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                          Six Months Ended
                                                             November 30,
                                                       ------------------------
                                                         1997            1996
                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                         $ (4,700)       $ (6,100)
      Adjustments to reconcile
         net loss to net cash
         used in operating activities:
      Increase in accounts
         payable - affiliate                              4,800           3,500
                                                       --------        --------
NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                  100          (2,600)
                                                       --------        --------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                  100          (2,600)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                10,400          12,900
                                                       --------        --------
CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                    $ 10,500        $ 10,300
                                                       ========        ========







           See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.
                     Notes to Condensed Financial Statements

     1) The Condensed Balance Sheet as of November 30, 1997, the Condensed Statements of Operations for the six months ended November 30, 1997 and 1996, and the Condensed Statements of Cash Flows for the six months ended November 30, 1997 and the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant as of November 30, 1997, the results of operations for the six months ended November 30, 1997 and 1996, and cash flows for the six months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1997 Form 10-KSB.

     3) The results of operations for the periods ended November 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

                              NORTHWEST GOLD, INC.

                     Notes to Condensed Financial Statements
                                   (continued)


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations.
        --------------

Liquidity and Capital Resources

     The Registrant's working capital decreased during the most recently completed six months by $4,700. This decrease was a result of an increase of $4,800 in accounts payable to affiliates which was partially offset by a increase of $100 in cash. The increase in accounts payable was as a result of USECB Joint Venture ("USECB"), a joint venture between U.S. Energy, a major shareholder of the Registrant and Crested Corp. paying certain administrative expenses for Registrant. The increase in cash is a result of interest earned on interest bearing accounts held by the Registrant.

     The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1998 if its affiliates do not call for the amounts due them. The Registrant must secure drilling or construction contracts or work out an agreement on its accounts due to affiliates in order to continue operating long-term.

Results of Operations

     The Registrant had no revenues from operations during the most recently completed six months or the corresponding period of the prior year. The Registrant recorded interest revenue of $100 and $200 during the six month periods ending November 30, 1997 and 1996 respectively on funds held in interest bearing accounts.

     General and administrative costs decreased by $1,500 during the six months ended November 30, 1997 over the same period of the previous year. This decrease was primarily in professional services. The registrant paid it audit fees in the third quarter of fiscal 1998 where it paid the audit fees for fiscal 1997 in the second quarter ended November 30, 1996.

     The Registrant's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a)      Exhibits.  None.

         (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended November 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          NORTHWEST GOLD, INC.
                                          (Registrant)



Date:  January 14, 1998              By:  /s/ Harold F. Herron
                                        ------------------------------
                                        HAROLD F. HERRON,
                                        Chief Executive Officer



Date:  January 14, 1998              By:  /s/ Robert Scott Lorimer
                                        ------------------------------
                                        ROBERT SCOTT LORIMER,
                                        Principal Financial Officer
                                        and Chief Accounting Officer