Form 10QSB
period 1998-02-28
NORTHWEST GOLD INC
filed 1998-04-03
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 28, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

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

                      YES   X             NO
                          ------             ------

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                    Outstanding at April 3, 1997
-----------------------------   ---------------------------------
Common stock, $.001 par value           26,797,500 Shares


Transitional Small Business Disclosure Format (Check One)
                                    Yes                                NO X

                              NORTHWEST GOLD, INC.

                                      Index

PART I.               FINANCIAL INFORMATION

      ITEM 1.         Financial Statements

      Condensed Balance Sheet --  February 28, 1998...........................3

      Condensed Statements of Operations -- Three and Nine Months
        Ended February 28, 1998 and February 28, 1997.........................4

      Condensed Statements of Cash Flows for the Nine
        Months Ended February 28, 1998 and February 28, 1997..................5

      Notes to Condensed Financial Statements.................................6

      ITEM 2.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........7

PART II.              OTHER INFORMATION

      ITEM 6.         Exhibits and Reports on Form 8-K........................7

      Signatures..............................................................8

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements

                             Condensed Balance Sheet
                                February 28, 1998
                                   (Unaudited)

       ASSETS

CURRENT ASSETS:
      Cash and temporary cash investments                     $  10,600
      Marketable securities                                      15,400
                                                               ----------
         TOTAL CURRENT ASSETS                                    26,000

PROPERTY AND EQUIPMENT, at cost                                   8,700
      Less accumulated depreciation                              (8,700)
                                                               ----------
                                                                    -0-

OTHER ASSETS                                                      1,900
                                                               ----------
                                                              $  27,900
                                                               ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - affiliates                           $  65,600

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         authorized, 50,000,000 shares;
         issued and outstanding,
         26,797,500                                              26,800
      Additional paid-in capital                              1,788,600
      Accumulated deficit                                    (1,862,300)
      Unrealized holding gain on
         marketable equity securities                             9,200
                                                              ----------
                                                                (37,700)
                                                              ----------
                                                              $  27,900
                                                              ==========

 See  accompanying  notes  to  condensed   financial statements.

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Operations
                                   (Unaudited)



                                    Three Months Ended                     Nine Months Ended
                                         February                              February
                                   ---------------------                 --------------------
                               28, 1998          28, 1997            28, 1998          28, 1997
                               --------          --------            --------          --------

REVENUES:
    Interest                $          200    $          100      $          300    $          300

COSTS AND EXPENSES:
    General and
        administrative               5,500             1,900              10,300             8,200
                                  --------           -------            --------          --------
NET INCOME (LOSS)           $       (5,300)   $       (1,800)     $      (10,000)   $       (7,900)
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

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                     Nine Months Ended
                                                         February
                                                   ----------------------
                                                28, 1998           28, 1997
                                               --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                          $       (10,000)     $      (7,900)
      Adjustments to reconcile
         net loss to net cash
         used in operating activities:
      Increase in accounts
         payable - affiliate                     10,200              5,400
                                                -------            -------
NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                              200             (2,500)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                        10,400             12,900
                                                -------             -------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                     $        10,400      $      10,400
                                                =======            =======


       See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                     Notes to Condensed Financial Statements
                                   (continued)


                              NORTHWEST GOLD, INC.

                     Notes to Condensed Financial Statements

         1) The Condensed Balance Sheet as of February 28, 1998, the Condensed Statements of Operations for the three months and nine months ended February 28, 1998 and February 28, 1997, and the Condensed Statements of Cash Flows for the nine months ended February 28, 1998 and February 28, 1997 have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant as of February 28, 1998, the results of operations for the three months and nine months ended February 28, 1998 and February 28, 1997, and cash flows for the nine months then ended.

         2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1997 Form 10-KSB/A.

         3) The results of operations for the periods ended February 28, 1998 and February 28, 1997 are not necessarily indicative of the operating results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Registrant's liquidity position decreased during the most recently completed nine month period. Continuing losses increased the accumulated deficit by $10,000 from May 31, 1997. The working capital deficit also increased by $10,000 as a result of an increase of $10,200 in accounts payable which was offset by a net increase in cash of $200 resulting from interest earned on monies held in interest bearing accounts.

         The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31,
1998 with the exception of repayment   of debt to U.S. Energy Corp.
and Crested Corp. (USECC). However the Registrant must secure drilling or construction contracts and negotiate payment terms with USECC in order to continue operating long-term.

Results of Operations

         The Registrant had no revenues from operations during the three months or nine months ended February 28, 1998 or the corresponding period of the prior year. The Registrant did however, recognize $300 in interest income during the nine months ended February 28, 1998 and February 28, 1997.

         General and administrative costs increased by $2,100 for the nine months ended February 28, 1998 and increased by $3,600 for the three months ended February 28, 1998, in each case compared to the corresponding periods in 1997. The increases for the nine month period and the three month period were due to increased professional fees for audits performed by the Registrant's independent accountant.

         The  Registrant's   operations   consist  primarily  of  administrative
activities associated with the preparation of reports and documents required by law.

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits.  None.

         (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended February 28, 1998.

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