Form 10KSB
period 1998-05-31
NORTHWEST GOLD INC
filed 1998-08-20
CIK 352447

FORM 10-KSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended May 31, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from
                                                                            ----
      to
          -----
Commission file number 0-10229

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      Wyoming                                         81-0384984
-----------------------------                      -----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

      877 North 8th West
      Riverton, WY                                         82501
----------------------------------------                ------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's Telephone Number, including area code:  (307) 856-9278
                                                     ---------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ----   -----

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S- K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or in any amendment to this Form 10-KSB. [X]

      Registrant's revenues for fiscal year 1998 were $400.

      There is no established trading market for the Registrant's voting stock and as a result the aggregate market value of shares of that stock held by non-affiliates of the Registrant can not be accurately estimated. The Registrant has securities of only one class of stock (common) outstanding.

            Class                                    Outstanding at July 2, 1998
-------------------------------------                 --------------------------
   Common Stock, $0.001 par value                        26,797,500 shares

Documents incorporated by reference:  None.
------------------------------------
Transitional Small Business Disclosure Format: YES      NO  X
                                                  -----   -----

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS
            -----------------------

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

     (b)(11) Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment including the Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") may affect the Registrant. State legislation such as Wyoming's mine permitting statutes, its abandoned mine reclamation statute, its industrial development and siting statutes and the regulations thereunder, as well as corresponding legislation in other jurisdictions where the Registrant may engage in mining activities, would be expected to affect the Registrant. The Registrant is not currently engaged in mining or oil exploration and these statutes and the regulations adopted thereunder presently do not affect it. It is not anticipated that any expenditure by the Registrant will be required for compliance with such environmental statutes during the current fiscal year or the succeeding fiscal year.

      (b)(12)  The Registrant has no full time employees.

ITEM 2.     DESCRIPTION OF PROPERTY
            -----------------------

Mineral Properties
------------------

      The Registrant currently has no mining properties.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

      The Registrant is not engaged in any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

      No matters were submitted to the Registrant's security holders during the fourth quarter of the fiscal year.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            ----------------------------------------------------
            SECURITY HOLDER MATTERS
            -----------------------

      (a)(1)   Market Information

      There is no established trading market for the Registrant's common stock, which trades infrequently, if at all, in the over-the-counter market. The Registrant has been unable to establish that there was trading in the stock during the past two years or determine whether any price quotations or sale prices may have been provided during that period.

      (b)  Holders.

      At July 2, 1998, the Registrant had approximately 1,270 record holders of its common stock.

      (c)  Dividends.

      The Registrant has paid no dividends with respect to its common stock and has no intention to pay cash dividends in the foreseeable future. There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

      The following is management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods specified.

Liquidity and Capital Resources

      During fiscal 1998, the Registrant's liquidity position decreased due to the decreased valuation of marketable securities of $3,500 and increased amounts due affiliates of $11,800. Working capital therefore decreased by $14,900 to a working capital deficit of $44,500 as of May 31, 1998 as compared to a working capital deficit of $29,600 as of May 31, 1997. Amounts due affiliates increased by $11,800 as a result of a management fee of $6,000 for administrative, accounting, legal, geologic, secretarial and other services and $5,800 in professional services, supplies and other expenses which were paid for the Registrant by the affiliates.

      The Registrant has no significant current operations and only limited assets. There is little possibility that the Registrant will be able to initiate and obtain profitable operations. It is anticipated that cash on hand will continue to fund general and administrative expenses. The Company is currently not able to pay the $6,000 accrued management fee for prior years charged by USECB Joint Venture which is a joint venture between U.S. Energy Corp. ("USE") and Crested Corp. ("Crested"); USE is an affiliate of the Registrant, and Crested is a majority-owned subsidiary of USE. In order to retire this debt, the Registrant would need to liquidate its ownership of marketable securities or equipment. The Registrant expects interest revenues from cash deposits to continue to be minimal.

      The Registrant has no commitments for capital expenditures and has no plans for active operations. In order to continue as a going concern the Company must sell its assets to generate cash or negotiate debt relief from USECB.

     The Registrant has assessed all relationships with third parties and through consultation therewith, management has determined that all third party relationships are Year 2000 compatible. Accordingly, management believes the Year 2000 issue will not have a material or adverse effect on the Company's business, results of operations, or financial condition.

RESULTS OF OPERATIONS

Fiscal 1998 as Compared to 1997

Interest revenues earned on cash deposits were $400 for fiscal 1998 as compared to $300 for fiscal 1997. There were no other revenues recognized during either fiscal 1998 or 1997.

Expenses during fiscal 1998 increased $2,000 to $11,800 from $9,800 in fiscal 1998. This increase was a result of increases in professional services including stock transfer services and independent financial statement audit fees. These increases in expenses were offset by various minor reductions in other expense accounts.

For fiscal 1998, the Registrant recorded a loss of $11,400 as compared to a loss of $9,500 for the previous year. This increase is solely due to increased expenses discussed above. Both fiscal 1998 and 1997 net loss per share, basic and diluted, were less than $.01 per share.


Fiscal 1997 as Compared to 1996

Revenues earned on cash deposits decreased $100 to $300 for fiscal 1997. There were no other revenues recognized during either fiscal 1997 or 1996 other than interest earned on cash deposited in interest bearing accounts.

Expenses during fiscal 1997 decreased by $700 to $9,800 from $10,500 in fiscal 1996. This decrease was a result primarily of decreases in professional services, $800 due to decreased fees for stock transfer services and independent financial statement audit fees. These decreases in expenses were offset by various minor increases in other expense accounts.

ITEM 7.     FINANCIAL STATEMENTS
            --------------------

      Financial statements meeting the requirements of Regulation S-B follow.

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Shareholders of Northwest Gold, Inc.:

We have audited the accompanying balance sheet of NORTHWEST GOLD, INC. (a Wyoming corporation) as of May 31, 1998, and the related statements of operations, shareholders' deficit and cash flows for each of the two years ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Gold, Inc. as of May 31, 1998, and the results of its operations and its cash flows for each of the two years ended May 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced recurring losses, has no current operations and has a significant accumulated deficit, matters that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




ARTHUR ANDERSEN LLP

Denver, Colorado,
July 2, 1998

                              NORTHWEST GOLD, INC.

                                  BALANCE SHEET

                                  May 31, 1998


                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                  $ 10,800
    Marketable equity securities (Note C)                        11,900
                                                                 ------
                                                                 22,700
                                                                 ------

PROPERTY AND EQUIPMENT, at cost (Note B):
    Exploration equipment                                        29,000
    Less:  accumulated depreciation                             (29,000)
                                                                -------
                                                                   --
                                                                 -----


OTHER ASSETS                                                      1,900
                                                                  -----
                                                               $ 24,600
                                                               ========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable - affiliates                              $ 67,200

SHAREHOLDERS' DEFICIT:
    Common stock, $.001 par value,
      50,000,000 shares authorized,                              26,800
      26,797,500 shares issued and outstanding,
    Additional paid-in capital                                1,788,600
    Accumulated deficit                                      (1,863,700)
    Unrealized holding gain on marketable
      equity securities (Note C)                                  5,700
                                                                  -----
                                                                (42,600)
                                                                -------
                                                               $ 24,600
                                                               ========




         The accompanying notes to financial statements are an integral part of this balance sheet.

                              NORTHWEST GOLD, INC.

                            STATEMENTS OF OPERATIONS


                                                        Year Ended May 31,
                                                        ------------------
                                                      1998              1997
                                                      ----              ----
REVENUES:
    Interest                                      $    400          $     300

COSTS AND EXPENSES:
    General and administrative                      11,800              9,800
                                                    ------              -----

NET LOSS                                          $(11,400)         $  (9,500)
                                                  ========          =========


NET LOSS PER SHARE, BASIC AND DILUTED             $   *             $   *
                                                ==========          =========


BASIC WEIGHTED AVERAGE SHARES
    OUTSTANDING                                 26,797,500         26,797,500
                                                ==========         ==========

    * Less than $.01 per share.

The accompanying notes to financial statements are an integral part of these statements.

                              NORTHWEST GOLD, INC.

                       STATEMENT OF SHAREHOLDERS' DEFICIT


                                                                                              Unrealized
                                                                                                Holding
                                                             Additional                         Loss On         Total
                                        Common Stock           Paid-in        Accumulated     Marketable    Shareholders'
                                        ------------
                                      Shares     Amount        Capital          Deficit    Equity Securities   Deficit
                                      ------     ------        -------          -------    -----------------   -------

Balance, May 31, 1996                26,797,500   $ 26,800    $ 1,788,600    $(1,842,800)     $ 32,500       $   5,100

Net loss                                 --          --             --            (9,500)         --            (9,500)

Net unrealized holding
   loss on marketable
   equity securities                     --          --             --               --        (23,300)        (23,300)
                                     ----------    -------     ----------     -----------      --------       --------

Balance, May 31, 1997                26,797,500     26,800      1,788,600     (1,852,300)        9,200         (27,700)

Net loss                                 --          --             --           (11,400)         --           (11,400)

Net unrealized holding
   loss on marketable
   equity securities                     --          --             --              --          (3,500)         (3,500)
                                     ----------     ------      ----------    ----------        -------         -------

Balance, May 31, 1998                26,797,500    $26,800     $ 1,788,600   $(1,863,700)     $  5,700       $ (42,600)
                                     ==========    =======     ===========   ===========      ========       =========




The accompanying notes to financial statements are an integral part of these statements.

                              NORTHWEST GOLD, INC.

                            STATEMENTS OF CASH FLOWS

                                                         Year Ended May 31,
                                                         ------------------
                                                         1998           1997
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          $(11,400)      $ (9,500)

    Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
         Increase in accounts
           payable - affiliate                          11,800          7,000
                                                        ------          -----

NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                   400         (2,500)
                                                           ---         ------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                   400         (2,500)
                                                           ---         ------


CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                 10,400         12,900
                                                        ------         ------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                     $ 10,800       $ 10,400
                                                      ========       ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

    Unrealized loss on marketable
      equity securities                               $ (3,500)      $(23,300)
                                                      ========       ========

No interest or income taxes were paid in the years ended May 31, 1998 and 1997


The accompanying notes to financial statements are an integral part of these statements.

                             NORTHWEST GOLD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1998

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

      The Company currently has no operating activities, but continues to incur losses from general and administrative expenses and has a significant accumulated deficit. These expenses are projected to again exceed investment interest revenues in 1999. Management continues to analyze the viability of the Company and its future activities. Substantial doubt remains as to whether the Company will continue as a going concern. However, the Company has no commitments for capital expenditures in the next year and believes its available cash is sufficient to fund next year's obligations, primarily for general and administrative expenses.

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

Marketable Equity Securities

      Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, the Company accounts for marketable equity securities as available-for-sale securities. Available-for-sale securities are measured at fair value, with net unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity until realized.

                              NORTHWEST GOLD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1998
                                   (continued)

Net Loss Per Share, Basic and Diluted

      Net loss per share is computed using the weighted average number of common shares outstanding during the period.

Cash and Cash Equivalents

      Amounts held by depository institutions in demand deposit accounts are considered cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all cash investments with original maturities of three months or less.

Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting For Income Taxes." This statement requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards.

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

      The Company's marketable equity securities consist of the following stocks of affiliated, but not controlled companies:

                                                       May 31, 1998
                                                       ------------

                                                                  Fair
                                                                 Market
                                                   Cost           Value
                                                   ----           -----
      U.S. Energy Corp.                         $  4,100       $ 10,400
      Crested Corp.                                2,100          1,500
                                                   -----          -----
                                                $  6,200       $ 11,900
                                                ========       ========

                              NORTHWEST GOLD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1998
                                   (continued)

      The aggregate fair market value of the marketable equity securities decreased $3,500 from June 1, 1997 to May 31, 1998. The net aggregate unrealized holding gain on investments at May 31, 1998 was $5,700.

D.    INCOME TAXES

      There were no taxes currently payable at May 31, 1998.

      The Company's effective income tax was different than the statutory federal income tax because the Company recognized no benefit for its tax losses.

      The following table reconciles the Company's effective income taxes and statutory federal income taxes:

                                                          May 31,
                                                          -------
                                                    1998          1997
                                                    ----          ----

      Federal income tax benefit
         at statutory rates                     $ (3,900)      $ (3,200)
      Less valuation allowance                     3,900          3,200
                                                   -----          -----

      Effective tax                             $   --         $   --
                                                =========      =========

      As  of  May  31,  1998,   the  Company  had  net  operating  loss  ("NOL")
carryforwards available of approximately $591,200 which will expire beginning in 1999 through 2013.

      The components of deferred taxes as of May 31, 1998 are as follows:

      Deferred tax assets:
         Tax effect of NOL carryforwards                    $   201,000
         Less valuation allowance                              (201,000)
                                                               --------
      Net deferred tax asset                                $    --
                                                            ============

      The Company has established a valuation allowance for the full amount of the NOL carryforwards because, in its present nonoperating state, the Company's ability to generate future taxable income is uncertain. The deferred tax asset and the related valuation allowance decreased approximately $213,400 from May 31, 1997 due to the expiration of 1982 NOL's.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------

Not applicable.

                                   PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

(a)(1)(2)(3)   Identification of Directors and Executive Officers.

Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified, or until resignation, removal or death. The Registrant's executive officers and directors are listed below:

      NAME                   AGE       POSITION AND TENURE
      ----                   ---       -------------------

      Harold F. Herron       45        Chief Executive Officer since April 1996;
                                       Secretary, Treasurer and Director since
                                       September 1980

No arrangement or understanding exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

(a)(4)    Business Experience.

HAROLD F. HERRON graduated from the University of Nebraska at Omaha and has a Masters degree in business administration from the University of Wyoming. He had been president of The Brunton Company ("Brunton"), formerly a wholly-owned USE subsidiary which was sold in February 1996, for more than five years. Mr. Herron is also vice president and a director of USE.

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

Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(e) since June 1, 1994, and based upon written representations referred to in Item 405(b)(2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from June 1, 1997 through May 31, 1998, to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

ITEM 10.    EXECUTIVE COMPENSATION.
            -----------------------

(a)(1) Cash Compensation. No executive officer of the Registrant received cash compensation from the Registrant in excess of $100,000 during the last fiscal year. The following table contains information with respect to the aggregate cash compensation paid by the Registrant for the last two years ended May 31, 1998, to the chief executive officer:

                        SUMMARY COMPENSATION TABLE(i)(ii)
                                                   Annual Compensation
Name and Principal Position                   Year       Salary       Bonus
---------------------------                   ----       ------       -----

Harold F. Herron, CEO                         1998         -0-         -0-
                                              1997         -0-         -0-

(i) During fiscal 1998 no cash compensation was paid to the Registrant's executive officers.

(ii)      The  Registrant's  principle  shareholder  USE, and USE's  subsidiary,
Crested, provide the management and administrative services for the Registrant in exchange for a monthly management fee of $500.

No cash bonuses were paid by the Registrant to the group of persons identified in paragraph (a) of Item 9, during the last fiscal year.

Minimum director fees of $1,500 are owed to prior directors for services during each fiscal year. However, for the past several years these amounts have not been paid and have been waived by the directors. It is anticipated that these fees will again be waived for fiscal 1999.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            ---------------------------------------------------
            MANAGEMENT.
            -----------

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

(b)   Security Ownership of Management.

The following table shows, as of July 2, 1998, the ownership of the Registrant's common stock $.001 par value, by the following officers and directors and all officers and directors as a group.

                                                  Amount and
                                                  Nature of           Percent
                                                  Beneficial          of
Name of Director          Title of Class          Ownership (1)       Class (2)
----------------          --------------          -------------       ---------

Harold F. Herron          Northwest Gold, Inc.   2,597,500(3)           9.7%
3425 Riverside Drive      common stock, $.001
Riverton,  WY  82501      par value

All officers and          Northwest Gold, Inc.   2,597,500(3)           9.6%
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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            -----------------------------------------------

(a)(b)Transactions with Management and Others.

Since June 1, 1997, there were no transactions and there are no proposed transactions in which the amount involved exceeds $60,000 and in which any executive officer, nominee or director of the Registrant, any security holder who is known by the Registrant to hold of record or beneficially more than five percent of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing person, had or will have a direct or indirect material interest.

(c)   Principle Shareholder Ownership.

      USE is the principle shareholder of the Registrant and holds 7.6% of the Registrant's common stock.

(d)   Transactions with Promoters.

      Not Applicable.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.
            ---------------------------------

1.       Exhibits Required to be filed:

3.2   Articles of Incorporation -
      Amendment dated August 22, 1979...................................[1]

3.4   By-Laws...........................................................[1]

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

                                          NORTHWEST GOLD, INC.
                                          (Registrant)



Date:  August     , 1998            By:      s/ Harold F. Herron
                                          -------------------------------------
                                          HAROLD F. HERRON
                                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August     , 1998            By:      s/ Harold F. Herron
                                          --------------------------------------
                                          HAROLD F. HERRON, Director



Date:  August     , 1998            By:      s/ Robert Scott Lorimer
                                           -------------------------------------
                                          ROBERT SCOTT LORIMER,
                                          Principal Financial Officer and Chief
                                          Accounting Officer