Form 10QSB
period 1998-08-31
NORTHWEST GOLD INC
filed 1998-10-14
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended August 31, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number 0-10229

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      WYOMING                                              81-0384984
---------------------------------------------          -------------------------
      State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)

      877 NORTH 8TH WEST, RIVERTON, WY                     82501
---------------------------------------------          -------------------------
      (Address of principal executive offices)            (Zip Code)

Registrant's telephone Number:  (307) 856-9278
                                ---------------

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

                      YES   X               NO
                          -----                -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                               OUTSTANDING AT OCTOBER 7, 1998
--------------------------------------        ----------------------------------
       Common stock, $.001 par value                      26,797,500 Shares

                              NORTHWEST GOLD, INC.


                                      INDEX


PART I.     FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

    Condensed Balance Sheet --  August 31, 1998 .............................3

    Condensed Statements of Operations -- Three Months Ended
      August 31, 1998 and August 31, 1997....................................4

    Condensed Statements of Cash Flows-Three
      Months Ended August 31, 1998 and August 31, 1997.......................5

    Notes to Condensed Financial Statements .................................6

    ITEM 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.........................7

PART II.   OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K................................7

    Signatures...............................................................8

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                 AUGUST 31, 1998
                                   (Unaudited)

      ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                         $ 10,900
    Marketable Equity securities                        11,900
                                                      --------
      TOTAL CURRENT ASSETS                              22,800

PROPERTY AND EQUIPMENT, at cost                         29,000
    Less accumulated depreciation                      (29,000)
                                                      ---------
                                                          --

OTHER ASSETS                                             1,900
                                                      ---------
                                                      $ 24,700
                                                      =========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable - affiliates                     $ 73,700

SHAREHOLDERS' EQUITY
    Common stock, $0.001 par value;
      50,000,000 shares authorized,
      26,797,500 shares issued and outstanding,         26,700
    Additional paid-in capital                       1,788,700
    Accumulated deficit                             (1,870,100)
    Unrealized holding gain on
      marketable equity securities                       5,700
                                                    -----------
                                                       (49,000)
                                                    -----------
                                                      $ 24,700
                                                    ===========


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended
                                                       AUGUST 31,
                                                ------------------------
                                                   1998           1997
                                                   ----           ----

REVENUES:
    Interest                                    $    100       $    100


COSTS AND EXPENSES:
    General and administrative                     6,600          2,900
                                                --------       --------

NET INCOME (LOSS)                               $ (6,500)      $ (2,800)
                                                ==========     ==========

LOSS PER SHARE                                  $  *           $  *
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

                              NORTHWEST GOLD, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Three Months Ended
                                                          AUGUST 31,
                                                   ------------------------
                                                     1998            1997
                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                       $ (6,500)      $ (2,800)
    Adjustments to reconcile
      net loss to net cash provided by
      operating activities:
      Increase in accounts
        payable - affiliate                           6,600          2,900
                                                   --------       --------

NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                100            100
                                                   --------       --------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                    100            100

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                              10,800         10,400
                                                   --------       --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                  $ 10,900       $ 10,500
                                                   ========       ========


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     1) The Condensed Balance Sheet as of August 31, 1998 and the Condensed Statements of Operations and cash flow for the three months ended August 31, 1998 and 1997, have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of Registrant as of August 31, 1998 the results of operations and cash flow for the three months ended August 31, 1998 and 1997.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1998 Form 10-KSB.

     3) The results of operations for the periods ended August 31, 1998 and 1997, are not necessarily indicative of the operating results which may be experienced for the full year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's working capital decreased during the most recently completed quarter by $6,400 as compared to May 31, 1998. This decrease was as a result of an increase of $6,500 in accounts payable to affiliates which was offset by a $100 increase in cash. The increase in accounts payable was as a result of USECB Joint Venture ("USECB"), a joint venture between U.S. Energy, a major shareholder of the Registrant and Crested Corp.paying certain administrative fees for Registrant and a management fee of $500 per month due USECB. The increase in cash is as a result of interest earned on funds the Registrant has deposited in interest bearing accounts.

     The Registrant anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1999. However, the Registrant must secure drilling or construction contracts or work out an agreement on its accounts due to affiliates in order to continue operating long-term.

RESULTS OF OPERATIONS

     The Registrant had no revenues from operations during the most recently completed quarter ended August 31, 1998 or the corresponding quarter of the prior year ended August 31, 1997. In both periods however, the Registrant recorded interest revenue of $100 on funds held in interest bearing accounts.

     General and administrative costs increased by $3,700 during the quarter ended August 31, 1998 from the same period of the previous year. This increase was primarily in professional services that had not yet been billed for audit fees during the period ended August 31, 1997.

     The Registrant's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law.

                           PART II. OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.  None.

      (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended August 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           NORTHWEST GOLD, INC.
                                           (Registrant)



Date: October 7, 1998               By:       /S/  HAROLD F. HERRON
                                          --------------------------------------
                                          HAROLD F. HERRON,
                                          Chief Executive Officer



Date: October 7, 1998               By:       /S/ ROBERT SCOTT LORIMER
                                          --------------------------------------
                                          ROBERT SCOTT LORIMER,
                                          Principal Financial Officer
                                          and Chief Accounting Officer