Form 10QSB
period 1998-11-30
NORTHWEST GOLD INC
filed 1998-12-31
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


      [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended November 30, 1998 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number 0-10229

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

            Class                          Outstanding at December 30, 1998
-----------------------------              ---------------------------------
Common stock, $.001 par value                      26,797,500 Shares

                              NORTHWEST GOLD, INC.


                                      Index

PART I.        FINANCIAL INFORMATION

    ITEM 1.    Financial Statements

    Condensed Balance Sheet --  November 30, 1998 ...........................3

    Condensed Statements of Operations -- Three and Six Months
       Ended November 30, 1998 and 1997......................................4

    Condensed Statements of Cash Flows for the Six
      Months Ended November 30, 1998 and 1997................................5

    Notes to Condensed Financial Statements..................................6

    ITEM 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................7

PART II.       OTHER INFORMATION

    ITEM 6.    Exhibits and Reports on Form 8-K..............................8

    Signatures...............................................................9

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

Item 1Financial Statements

                             Condensed Balance Sheet
                                November 30, 1998

      ASSETS

CURRENT ASSETS:
    Cash and temporary cash investments               $     11,000
    Marketable securities                                   11,900
                                                         ----------
      TOTAL CURRENT ASSETS                                  22,900

PROPERTY AND EQUIPMENT, at cost                             29,000
    Less accumulated depreciation                          (29,000)
                                                         ----------
                                                              -0-

OTHER ASSETS                                                 1,900
                                                         ----------
                                                      $     24,800
                                                         ==========
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable - affiliates                     $     76,000

SHAREHOLDERS' EQUITY
    Common stock, $0.001 par value;
      authorized, 50,000,000 shares;
      issued and outstanding,
      26,797,500                                            26,700
    Additional paid-in capital                           1,788,700
    Accumulated deficit                                 (1,872,300)
    Unrealized holding gain on
      marketable equity securities                           5,700
                                                        -----------
                                                           (51,200)
                                                        -----------
                                                       $    24,800
                                                        ===========




                              NORTHWEST GOLD, INC.

                       Condensed Statements of Operations
                                   (Unaudited)



                                Three Months Ended             Six Months Ended
                                   November 30,                  November 30,
                              ---------------------         --------------------

                               1998           1997           1998          1997
                               ----           ----           ----          ----
REVENUES:
   Interest                    $200           $--            $300          $100

COSTS AND EXPENSES:
   General and
     administrative           2,300         1,900           8,900         4,800
                             --------       -------        --------      -------
NET INCOME (LOSS)         $  (2,100)      $(1,900)      $  (8,600)      $(4,700)
                            ========       =======        ========      =======
INCOME (LOSS)
   PER SHARE              $    *          $   *         $    *         $     *
                            ========       =======        ========      =======
WEIGHTED AVERAGE
   NUMBER OF SHARES
   OUTSTANDING           26,797,500    26,797,500       26,797,500   26,797,500
                         ==========    ==========       ==========   ==========

*  Less than $.01 per share.


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                          Six Months Ended
                                                            November 30,
                                                    ----------------------

                                                       1998              1997
                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:                $(8,600)          $(4,700)
    Net Loss
    Adjustments to reconcile
      net loss to net cash
      used in operating activities:
    Increase in accounts
      payable - affiliate                              8,800             4,800
                                                     -------            -------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                 200               100
                                                      -------           -------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                 200               100

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                               10,800            10,400
                                                     -------           -------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                    $11,000           $10,500
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

                              NORTHWEST GOLD, INC.

                     Notes to Condensed Financial Statements
                                   (continued)

                              NORTHWEST GOLD, INC.
                     Notes to Condensed Financial Statements

      1) The Condensed Balance Sheet as of November 30, 1998, the Condensed Statements of Operations for the six months ended November 30, 1998 and 1997, and the Condensed Statements of Cash Flows for the six months ended November 30, 1998 and November 30, 1997 have been prepared by the Registrant without audit. In the opinion of the Registrant, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Registrant as of November 30, 1998, the results of operations for the six months ended November 30, 1998 and 1997, and cash flows for the six months then ended.

      2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's May 31, 1998 Form 10-KSB.

      3) The results of operations for the periods ended November 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         ------------------------------------
Liquidity and Capital Resources

      The Registrant's working capital decreased during the most recently completed six months by $8,600. This decrease was a result of an increase of $8,800 in accounts payable to affiliates which was partially offset by an increase of $200 in cash. The increase in accounts payable was as a result of USECB Joint Venture ("USECB"), a joint venture between U.S. Energy, a major shareholder of the Registrant and Crested Corp. paying certain administrative expenses for the Registrant. The increase in cash is a result of interest received on interest bearing cash accounts.

      The Registrant anticipates that it will be able to meet its administrative capital requirements for the remainder of the year ending May 31, 1999 if its affiliates do not call for the amounts due them. The Registrant must secure drilling or construction contracts or work out an agreement on its accounts due to affiliates in order to continue operating long-term.

Results of Operations

      The Registrant had no revenues from operations during the most recently completed six months or the corresponding period of the prior year. The Registrant recorded interest revenue of $300 and $100 during the six month periods ending November 30, 1998 and 1997 respectively on funds held in interest bearing accounts.

      General and administrative costs increased by $4,100 during the six months ended November 30, 1998 over the same period of the previous year. This increase was primarily in professional services. The Registrant recorded its audit fees after they were paid by its affiliate in the first quarter of fiscal 1999 where it made a substantial partial payment of its audit fees for fiscal 1998 in the third quarter ended February 28, 1998.

      The Registrant's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law.

                           PART II. OTHER INFORMATION

Item 6Exhibits and Reports on Form 8-K.

      (a)   Exhibits.  None.

      (b) Reports on Form 8-K. There were no reports filed by the Registrant on Form 8-K for the quarter ended November 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    NORTHWEST GOLD, INC.
                                    (Registrant)



Date: December 30, 1998      By:   s/ Harold F. Herron
                                   ------------------------------
                                   HAROLD F. HERRON,
                                   Chief Executive Officer



Date: December 30, 1998      By:   s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer