Form 10QSB
period 1999-02-28
NORTHWEST GOLD INC
filed 1999-04-07
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 28, 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number 0-10229

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      Wyoming                                            81-0384984
----------------------------------------             ---------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     877 North 8th West, Riverton, WY                      82501
----------------------------------------             ---------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone Number:                       (307) 856-9278

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

            Class                                Outstanding at April 3, 1999
-----------------------------                  ---------------------------------
Common stock, $.001 par value                          26,797,500 Shares

Transitional Small Business Disclosure Format (Check One)
                         Yes                     NO X

NORTHWEST GOLD, INC.

                                      Index

PART I.        FINANCIAL INFORMATION

    ITEM 1.    Financial Statements

    Condensed Balance Sheet --  February 28, 1999............................3

    Condensed Statements of Operations -- Three and Nine Months
       Ended February 28, 1999 and February 28, 1998.........................4

    Condensed Statements of Cash Flows for the Nine
      Months Ended February 28, 1999 and February 28, 1998...................5

    Notes to Condensed Financial Statements..................................6

    ITEM 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................7

PART II.       OTHER INFORMATION

    ITEM 6.    Exhibits and Reports on Form 8-K..............................7

    Signatures...............................................................8

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

                             Condensed Balance Sheet
                                February 28, 1999
                                   (Unaudited)

     ASSETS

CURRENT ASSETS:
    Cash and temporary cash investments               $      11,200
    Marketable securities                                    11,900
                                                         ----------
      TOTAL CURRENT ASSETS                                   23,100

PROPERTY AND EQUIPMENT, at cost                              29,000
    Less accumulated depreciation                           (29,000)
                                                         ----------
                                                               -0-

OTHER ASSETS                                                  1,900
                                                         ----------
                                                      $      25,000
                                                         ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable - affiliates                     $      78,000

SHAREHOLDERS' EQUITY
    Common stock, $0.001 par value;
      authorized, 50,000,000 shares;
      issued and outstanding,
      26,797,500                                             26,800
    Additional paid-in capital                            1,788,600
    Accumulated deficit                                  (1,874,100)
    Unrealized holding gain on
      marketable equity securities                            5,700
                                                         ----------
                                                            (53,000)
                                                         ----------
                                                      $      25,000
                                                         ==========


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Operations
                                   (Unaudited)



                                Three Months Ended             Nine Months Ended
                                   February 28,                  February 28,
                              -----------------------       --------------------
                                1999           1998           1999        1998
                              --------       --------       --------    --------

REVENUES:
   Interest                $      100       $   200       $    400     $    300

COSTS AND EXPENSES:
   General and
     administrative             1,900          5,500        10,800       10,300
                               --------       -------      --------    --------
NET INCOME (LOSS)          $   (1,800)      $ (5,300)     $(10,400)    $(10,000)
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

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                          Nine Months Ended
                                                            February 28,
                                                     ---------------------------
                                                       1999               1998
                                                     --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                       $  (10,400)       $  (10,000)
    Adjustments to reconcile
      net loss to net cash
      used in operating activities:
    Increase in accounts
      payable - affiliate                              10,800            10,200
                                                      -------           -------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                      400               200

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                10,800            10,400
                                                      -------           -------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                  $   11,200        $   10,600
                                                      =======           =======


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                     Notes to Condensed Financial Statements
                                   (continued)


                              NORTHWEST GOLD, INC.

                     Notes to Condensed Financial Statements

     1) The Condensed Balance Sheet as of February 28, 1999, the Condensed Statements of Operations for the three months and nine months ended February 28, 1999 and February 28, 1998, and the Condensed Statements of Cash Flows for the nine months ended February 28, 1999 and February 28, 1998 have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of February 28, 1999, the results of operations for the three months and nine months ended February 28, 1999 and February 28, 1998, and cash flows for the nine months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1998 Form 10-KSB/A.

     3) The results of operations for the periods ended February 28, 1999 and February 28, 1998 are not necessarily indicative of the operating results for the full year.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Company's liquidity position decreased during the most recently completed nine month period. The working capital deficit increased by $10,400 as a result of an increase of $10,800 in accounts payable to an affiliate, USECB Joint Venture, ("USECC") which was offset by a net increase in cash of $400. Cash increased as a result of interest earned on monies held in interest bearing accounts.

     The Company anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 1999 with the exception of repayment of debt to USECC. However the Company must secure drilling or construction contracts and negotiate payment terms with USECC in order to continue operating long-term.

Results of Operations

     The Company had no revenues from operations during the three months or nine months ended February 28, 1999 and 1998. The Company did however, recognize $400 and $300 in interest income during the nine months ended February 28, 1999 and February 28, 1998 respectively.

     General and administrative costs increased by $500 for the nine months ended February 28, 1999 and decreased by $3,600 for the three months ended February 28, 1999, in each case compared to the corresponding periods in 1998. The increase for the nine month period was due to increased professional fees for audits performed by the Company's independent accountant and the decrease for the three month period was due to the timing of professional fees paid to the Company's independent accountant.

     The Company's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law. Continuing losses increased the accumulated deficit by $10,400 from May 31, 1998.

                           PART II. OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K.

      (a)   Exhibits.  None.

      (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended February 28, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          NORTHWEST GOLD, INC.
                                          (Registrant)



Date:  April 9, 1999         By:   s/ Harold F. Herron
                                   ------------------------------
                                   HAROLD F. HERRON,
                                   Chief Executive Officer



Date:  April 9, 1999         By:   s/ Robert Scott Lorimer
                                   ------------------------------
                                   ROBERT SCOTT LORIMER,
                                   Principal Financial Officer
                                   and Chief Accounting Officer