Form 10-K
period 1999-05-31
NORTHWEST GOLD INC
filed 1999-08-11
CIK 352447

FORM 10-KSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934[Fee Required] for the fiscal year ended May 31, 1999 or
                                                          ------------
[  ]  Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934[No Fee Required] for the transition period from ---------- to ---------- Commission file number 0-10229
                               ------------------------------
                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Wyoming                                      81-0384984
------------------------------------     ---------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

      877 North 8th West
      Riverton, WY                                      82501
------------------------------------         -----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's Telephone Number, including area code:    (307) 856-9278
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or in any amendment to this Form 10-KSB. [X]

      Registrant's revenues for fiscal year 1999 were $ 500.

     There is no established trading market for the Registrant's voting stock and as a result the aggregate market value of shares of that stock held by non-affiliates of the Registrant can not be accurately estimated. The Registrant has securities of only one class of stock (common) outstanding.

            Class                               Outstanding at August 6, 1999
------------------------------             -------------------------------------
Common Stock, $0.001 par value                       26,797,500 shares

Documents incorporated by reference:  None.
------------------------------------
Transitional Small Business Disclosure Format: YES       NO   X
                                                  -----     -----

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS
            -----------------------
      (a)(1)General development of business.

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

     (a)(2)The Registrant has not been involved in any bankruptcy, receivership or similar proceedings in the last three fiscal years.

     (a)(3)In the last three fiscal years, the Registrant did not engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business.

     (b)(1)The Registrant's business activities had included acquiring, exploring and maintaining interests in mineral properties located in the states of Montana, Wyoming, Utah and Nevada. See Item 2. It has conducted various activities related to such properties directly, and through joint ventures established with affiliated entities. The Registrant also owns various items of mining equipment. No claims are held at Report date.

     (b)(2)The Registrant has not made any public announcement about a new product or industry segment that would require the investment of a material amount of its assets or that is otherwise material.

     (b)(3)The evaluation and acquisition of base and precious metals mining properties and oil and gas properties is an extremely competitive business. Not only are there numerous companies involved in this business, but many of them are very large companies with greater financial resources than the Registrant.

     (b)(4)The Registrant's business is not dependent upon the supply of raw materials.

     (b)(5)The Registrant's business is not dependent upon any single or a few customers; during the most recently completed fiscal year, the Registrant received 100% of its revenues from interest earned on cash assets.

     (b)(6)The Registrant holds no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts and does not consider such property rights to be important to its operations.

     (b)(7)Mining operations are subject to statutory and agency requirements which address various issues, including (i) environmental permitting and ongoing compliance costs supervised by the EPA and state agencies (e.g., the Wyoming
Department of Environmental Quality), for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; (iii) wildlife (Department of Interior for migratory fowl if attractive standing water is involved in operations); and (iv) nuclear and radioactive materials (generally, the Nuclear Regulatory Commission, which preempts state regulation in such matters).

     The Registrant presently has no operations requiring government approval, and no applications for any approval are pending or planned at date of filing.

     (b)(8)Because any mining operations of the Registrant would be subject to at least some of the requirements discussed in (b)(8) above, the commencement of such operations would be delayed pending agency approval (or a determination that approval is not required because of size, etc.) or the project might even be abandoned due to prohibitive costs (water treatment facilities for mine water discharge might be too expensive for the projected cash flow from the property).

     Generally, the effect of current or probable governmental regulations on the Registrant cannot be determined until a specific project is undertaken by the Registrant.

     (b)(9)During its past three fiscal years, the Registrant has made no expenditures for company- sponsored research and development activities nor has it received revenues from customer-sponsored research and development projects.

     (b)(10)Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment including the Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") may affect the Registrant. State legislation such as Wyoming's mine permitting statutes, its abandoned mine reclamation statute, its industrial development and siting statutes and the regulations thereunder, as well as corresponding legislation in other jurisdictions where the Registrant may engage in mining activities, would be expected to affect the Registrant. The Registrant is not currently engaged in mining or oil exploration and these statutes and the regulations adopted thereunder presently do not affect it. It is not anticipated that any expenditure by the Registrant will be required for compliance with such environmental statutes during the current fiscal year or the succeeding fiscal year.

     (b)(11)The Registrant has no full time employees.

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

                                    PART II
                                    -------
ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            ----------------------------------------------------
            SECURITY HOLDER MATTERS
            -----------------------
      (a)(1) Market Information

     There is no established trading market for the Registrant's common stock, which trades infrequently, if at all, in the over-the-counter market. The Registrant has been unable to establish that there was trading in the stock during the past two years or determine whether any price quotations or sale prices may have been provided during that period.

      (b)  Holders.

     At August 6, 1999, the Registrant had approximately 1,270 record holders of its common stock.

      (c)  Dividends.

     The Registrant has paid no dividends with respect to its common stock and has no intention to pay cash dividends in the foreseeable future. There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------
      The following is management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods specified.



Liquidity and Capital Resources

     The Company's working capital deficit increased by $11,900 to $68,300 at May 31, 1999 as compared to $56,400 at May 31, 1998. The increase in the working capital deficit was a result of an increase of $12,400 due to USECC Joint Venture ("USECC"). This increase in payables to USECC was the result of a $6,000 management fee for managerial, legal, accounting, secretarial, geologic and reporting services and $6,400 in professional services, supplies and other expenses which where paid for the Registrant by USECC. USECC Joint Venture is a joint venture between U.S. Energy Corp. ("USE"), a 7.6% shareholder of the Company and Crested Corp. ("Crested"); USE is an affiliate of the Company and Crested is a majority owned subsidiary of USE.

     During Fiscal 1999, the Company had no operations and limited assets. Although the Company is not able to fund the payment of the $6,000 per year management fee, it is anticipated that it will be able to fund ongoing administration costs from cash on hand and interest earned thereon. In order to retire its debt to USECC, the Company would be required to liquidate its ownership of marketable securities and equipment and obtain profitable work contracts. It is unlikely with its limited capital and equipment that such contracts could be obtained without an infusion of capital.

The Company has no commitments for capital expenditures and has no plans for active operations. In order to continue as a going concern, the Company must negotiate debt relief from USECC.

The Company has assessed all relationships with third parties and through consultation therewith, management has determined that all third party relationships are Year 2000 compliant. Accordingly, management believes the Year 2000 issue will not have a material or adverse effect on the Company's business, results of operations, or financial condition.

RESULTS OF OPERATIONS

Fiscal 1999 Compared to Fiscal 1998

     The Company had no revenues from operations during the years ended May 31, 1999 and 1998. The Company did however, recognize $500 and $400 in interest income during years ended May 31, 1999 and May 31, 1998, respectively.

     General and administrative costs increased by $600 during the year ended May 31, 1999 as compared to the year ended May 31, 1998. The increase was due to increased professional fees for the annual audit.

     The Company's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law. Continuing losses increased the accumulated deficit by $11,900 to $1,875,600 at May 31, 1999 from $1,863,700 at May 31, 1998.


ITEM 7.     FINANCIAL STATEMENTS
            --------------------
      Financial statements meeting the requirements of Regulation S-B follow.

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Shareholders of Northwest Gold, Inc.:

We have audited the accompanying balance sheet of NORTHWEST GOLD, INC. (a Wyoming corporation) as of May 31, 1999, and the related statements of operations, shareholders' deficit and cash flows for each of the two years ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Gold, Inc. as of May 31, 1999, and the results of its operations and its cash flows for each of the two years ended May 31, 1999, in conformity with generally accepted accounting principles.

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




ARTHUR ANDERSEN LLP

Denver, Colorado,
June 23, 1999

                              NORTHWEST GOLD, INC.

                                  BALANCE SHEET

                                  May 31, 1999


                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                  $  11,300

INVESTMENTS (Notes B and C)                                        7,800

PROPERTY AND EQUIPMENT, at cost (Note B):
    Exploration equipment                                         29,000
    Less:  accumulated depreciation                              (29,000)
                                                                ---------
                                                                    --
                                                                ---------
OTHER ASSETS                                                       1,900
                                                                ---------
                                                               $  21,000
                                                               ==========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable - affiliates                             $   79,600

SHAREHOLDERS' DEFICIT:
    Common stock, $.001 par value,
      50,000,000 shares authorized,
      26,797,500 shares issued and outstanding                    26,800
    Additional paid-in capital                                 1,788,600
    Accumulated deficit                                       (1,875,600)
    Accumulated other comprehensive loss
      (Note C)                                                     1,600
                                                              ----------
                                                                 (58,600)
                                                              ----------
                                                              $   21,000
                                                              ==========




   The accompanying notes to financial statements are an integral part of this balance sheet.

                              NORTHWEST GOLD, INC.

                            STATEMENTS OF OPERATIONS


                                                        Year Ended May 31,
                                                  ------------------------------
                                                      1999              1998
                                                      ----              ----


REVENUES:
    Interest                                      $       500       $       400

COSTS AND EXPENSES:
    General and administrative                         12,400            11,800
                                                   ----------        ----------
NET LOSS                                          $   (11,900)      $   (11,400)
                                                   ==========        ==========

NET LOSS PER SHARE, BASIC AND DILUTED             $   *             $   *
                                                   ==========        ==========
BASIC WEIGHTED AVERAGE SHARES
    OUTSTANDING                                    26,797,500        26,797,500

    * Less than $.01 per share.

     The accompanying notes to financial statements are an integral part of these statements.

                              NORTHWEST GOLD, INC.

                       STATEMENT OF SHAREHOLDERS' DEFICIT





                                                          Additional                                 Accumulated        Total
                                      Common Stock         Paid-in     Comprehensive  Accumulated       Other        Shareholders-
                                      ------------
                                    Shares     Amount      Capital         Loss         Deficit   Comprehensive Loss    Deficit
                                    ------     ------     ----------   -------------  ----------- ------------------  ------------


Balance, May 31, 1997              26,797,500   $26,800    $1,788,600 $   -        $(1,852,300)       $ 9,200         $(27,700)

Comprehensive Income:
      Net Loss                           -         -             -      (11,400)       (11,400)          -             (11,400)
      Other Comprehensive Loss:
        Unrealized holding
        loss on investment               -         -             -       (3,500)          -            (3,500)          (3,500)

          Comprehensive Loss             -         -             -      (14,900)          -              -                -
                                                                         ======
                                   ----------    ------     ---------                  ---------       ------          -------
Balance, May 31, 1998              26,797,500    26,800     1,788,600                 (1,863,700)       5,700          (42,600)

Comprehensive Income:
      Net Loss                           -         -             -      (11,900)       (11,900)          -             (11,900)
      Other Comprehensive Loss:
        Unrealized holding
        loss on investments              -         -             -       (4,100)           -           (4,100)          (4,100)

        Comprehensive Loss               -         -             -     $(16,000)           -             -                -
                                                                        =======
                                  ----------    -------     ----------                -----------      -------         --------
Balance, May 31, 1999             26,797,500    $26,800     $1,788,600                $(1,875,600)     $ 1,600         $(58,600)
                                  ==========    =======     ==========                ===========      =======         ========




     The accompanying notes to financial statements are an integral part of these statements.

                             NORTHWEST GOLD, INC.

                            STATEMENTS OF CASH FLOWS

                                                         Year Ended May 31,
                                                         ------------------
                                                         1999          1998
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          $(11,900)      $(11,400)

    Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
         Increase in accounts
           payable - affiliate                          12,400         11,800
                                                       --------      ---------
NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                   500            400
                                                       --------       --------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                   500            400

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                 10,800         10,400
                                                      --------      ----------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                     $ 11,300       $ 10,800
                                                      =========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

    Unrealized loss on marketable
      equity securities                               $ (4,100)      $ (3,500)
                                                      =========      =========
No interest or income taxes were paid in the years ended
May 31, 1999 and 1998


     The accompanying notes to financial statements are an integral part of these statements.

                              NORTHWEST GOLD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1999

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

     The Company currently has no operating activities, but continues to incur losses from general and administrative expenses and has a significant accumulated deficit. These expenses are expected to again exceed interest income in 2000. Management continues to analyze the viability of the Company and its future activities. Substantial doubt remains as to whether the Company will continue as a going concern. However, the Company has no commitments for capital expenditures in the next year and believes its available cash is sufficient to fund next year's obligations, primarily for general and administrative expenses.

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

New Accounting Standards

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all changes in equity, other than transaction with owners, be reported as comprehensive income in the financial statements. Other comprehensive income items include unrealized losses on available-for-sale securities. The company has adopted SFAS No. 130 during fiscal 1999.

                             NORTHWEST GOLD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1999
                                   (continued)

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments. It also establishes standards for enterprise-wide disclosures related to geographic areas and major customers. The Company operates in one segment.

Marketable Equity Securities

     Based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, the Company accounts for marketable equity securities as available-for-sale securities. Available-for-sale securities are measured at fair value, with net unrealized holding gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized.

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

C.    MARKETABLE EQUITY SECURITIES AND RELATED PARTY TRANSACTIONS:

     U.S. Energy Corp., a 7.6% shareholder, and its subsidiary, provide certain management and administrative services to the Company under a management agreement. Charges for these services are $6,000 annually.

     The Company's marketable equity securities consist of the following stocks of affiliated, but not controlled companies:

                              NORTHWEST GOLD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1999
                                   (continued)

                                                      May 31, 1999
                                                ------------------------
                                                                  Fair
                                                                 Market
                                                   Cost           Value
                                                --------       --------
      U.S. Energy Corp.                         $  4,100       $  6,300
      Crested Corp.                                2,100          1,500
                                                --------       --------
                                                $  6,200       $  7,800
                                                ========       ========
     The aggregate fair market value of the marketable equity securities decreased $4,100 from June 1, 1998 to May 31, 1999. The net aggregate unrealized holding gain on investments at May 31, 1999 was $1,600.

D.    INCOME TAXES

     There were no taxes currently payable at May 31, 1999.

     The Company's effective income tax was different than the statutory federal income tax because the Company recognized no benefit for its tax losses.

     The following table reconciles the Company's effective income taxes and statutory federal income taxes:

                                                         May 31,
                                                  1999            1998
                                                 ----------------------
      Federal income tax benefit
         at statutory rates                     $ (4,000)      $ (3,900)
      Less valuation allowance                     4,000          3,900
                                                 -------        -------
      Effective tax                             $   --         $   --
                                                 =======        =======
     As  of  May  31,  1999,   the  Company  had  net  operating   loss  ("NOL")
carryforwards   available  of  approximately  $473,700  which  began  to  expire beginning in 1998 and will continue through 2014.

     The components of deferred taxes as of May 31, 1999 are as follows:

      Deferred tax assets:
         Tax effect of NOL carryforwards                       $161,000
         Less valuation allowance                              (161,000)
                                                                -------
      Net deferred tax asset                                   $  -
                                                                =======
     The Company has established a valuation allowance for the full amount of the NOL carryforwards because, in its present non-operating state, the Company's ability to generate future taxable income is uncertain. The deferred tax asset and the related valuation allowance decreased approximately $40,000 from May 31, 1998 due to the expiration of 1983 NOL's.

TEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------
Not applicable.

                                   PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------
(a)(1)(2)(3)Identification of Directors and Executive Officers.

Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified, or until resignation, removal or death. The Registrant's executive officers and directors are listed below:

      NAME                   AGE       POSITION AND TENURE
      ----                   ---       -------------------
      Harold F. Herron       46        Chief Executive Officer since April 1996;
                                       Secretary, Treasurer and Director since
                                       September 1980

No arrangement or understanding exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

(a)(4)Business Experience.

HAROLD F. HERRON graduated from the University of Nebraska at Omaha and has a Masters degree in business administration from the University of Wyoming. He had been president of The Brunton Company, formerly a wholly-owned USE subsidiary which was sold in February 1996, for more than five years. Mr. Herron is also vice president and a director of USE.

(a)(5)Directorships.

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

Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(e) since June 1, 1994, and based upon written representations referred to in Item 405(b)(2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from June 1, 1998 through May 31, 1999, to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

ITEM  10.  EXECUTIVE   COMPENSATION.
           -------------------------
(a)(1)Cash Compensation. No executive officer of the Registrant received cash compensation from the Registrant in excess of $100,000 during the last fiscal year. The following table contains information with respect to the aggregate cash compensation paid by the Registrant for the last two years ended May 31, 1999,to the chief executive officer:

                        SUMMARY COMPENSATION TABLE(i)(ii)
                                                   Annual Compensation
Name and Principal Position                   Year       Salary       Bonus
---------------------------                   ----       ------       -----
Harold F. Herron, CEO                         1999         -0-         -0-
                                              1998         -0-         -0-

(i) During fiscal 1999 no cash compensation was paid to the Registrant's executive officers.

(ii) The Registrant's principle shareholder USE, and USE's subsidiary, Crested, provide the management and administrative services for the Registrant in exchange for a monthly management fee of $500.


                                      16

No cash bonuses were paid by the Registrant to the group of persons identified in paragraph (a) of Item 9, during the last fiscal year.

Minimum director fees of $1,500 are owed to prior directors for services during each fiscal year. However, for the past several years these amounts have not been paid and have been waived by the directors. It is anticipated that these fees will again be waived for fiscal 2000.

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

                                                 Amount and
                                                 Nature of
                   Name and Address of           Beneficial        Percent
Title of Class     Beneficial Owner              Ownership         of Class
--------------     -------------------           ----------        --------
Common stock        U.S. Energy Corp.           2,040,000(1)         7.6%
$0.001 value        Glen L. Larsen Building
                    877 North 8th West
                    Riverton, WY  82501

(1) The listed shareholder exercises sole investment and voting powers over the shares set forth opposite its name.

(b) Security Ownership of Management.

The following table shows, as of August 6, 1999, the ownership of the Registrant's common stock $.001 par value, by the following officers and directors and all officers and directors as a group.

                                                  Amount and
                                                  Nature of          Percent
                                                  Beneficial           of
Name of Director          Title of Class          Ownership (1)      Class (2)
----------------          --------------          -------------      --------
Harold F. Herron          Northwest Gold, Inc.    2,597,500(3)           9.7%
3425 Riverside Drive      common stock, $.001
Riverton,  WY  82501      par value

All officers and          Northwest Gold, Inc.    2,597,500(3)           9.7%
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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)(b)Transactions with Management and Others.

Since June 1, 1998, there were no transactions and there are no proposed transactions in which the amount involved exceeds $60,000 and in which any executive officer, nominee or director of the Registrant, any security holder who is known by the Registrant to hold of record or beneficially more than five percent of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing person, had or will have a direct or indirect material interest.

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

3.4 By-Laws [1]

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

                                          NORTHWEST GOLD, INC.
                                          (Registrant)



Date: August 6, 1999          By:      s/ Harold F. Herron
                                       -----------------------------------------
                                          HAROLD F. HERRON
                                          Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 6, 1999          By:      s/ Harold F. Herron
                                       -----------------------------------------
                                          HAROLD F. HERRON, Director



Date: August 6, 1999          By:      s/ Robert Scott Lorimer
                                       -----------------------------------------
                                          ROBERT SCOTT LORIMER,
                                          Principal Financial Officer and Chief
                                          Accounting Officer