Form 10QSB
period 1999-08-31
NORTHWEST GOLD INC
filed 1999-10-13
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended August 31, 1999 or
[  ]  Transition  report  pursuant  to section 13 or 15(d) of the  Securities
      Exchange Act of 1934 For the transition period from       to
                                                          -----    -----
Commission file number 0-10229

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Wyoming                                        81-0384984
----------------------------------------            ----------------------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

    877 North 8th West, Riverton, WY                     82501
----------------------------------------            ----------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone Number:                           (307) 856-9278
                                                    ----------------------------

                                      NONE
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                               ---    ---
      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at October 11, 1999
-----------------------------                   --------------------------------
Common stock, $.001 par value                          26,797,500 Shares

                             NORTHWEST GOLD, INC.


                                     Index


PART I.     FINANCIAL INFORMATION

    ITEM 1.  Financial Statements

    Condensed Balance Sheet --  August 31, 1999 .............................3

    Condensed Statements of Operations -- Three Months Ended
      August 31, 1999 and August 31, 1998....................................4

    Condensed Statements of Cash Flows-Three
      Months Ended August 31, 1999 and August 31, 1998.......................5

    Notes to Condensed Financial Statements .................................6

    ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................7

PART II.   OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K................................7

    Signatures...............................................................8

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                            Condensed Balance Sheets
                                 August 31, 1999
                                   (Unaudited)

     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                         $ 11,400
    Marketable Equity securities                         7,800
                                                      --------
     TOTAL CURRENT ASSETS                               19,200

PROPERTY AND EQUIPMENT, at cost                         29,000
    Less accumulated depreciation                      (29,000)
                                                      --------

OTHER ASSETS                                             1,900
                                                      --------
                                                      $ 21,100
                                                      ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable - affiliates                     $ 80,400

SHAREHOLDERS' EQUITY
    Common stock, $0.001 par value;
      50,000,000 shares authorized,
      26,797,500 shares issued and outstanding,         26,800
    Additional paid-in capital                       1,788,600
    Accumulated deficit                             (1,876,300)
    Unrealized holding gain on
      marketable equity securities                       1,600
                                                       (59,300)
                                                    ----------
                                                      $ 21,100
                                                    ==========


           See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Operations
                                   (Unaudited)


                                                   Three Months Ended
                                                       August 31,
                                                ------------------------
                                                   1999           1998
                                                   ----           ----

REVENUES:
    Interest                                    $    100       $    100


COSTS AND EXPENSES:
    General and administrative                       800          6,600
                                                --------       --------

NET INCOME (LOSS)                               $   (700)      $ (6,500)
                                                ========       ========

LOSS PER SHARE                                  $  *           $  *
                                                ========       ========

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

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                      Three Months Ended
                                                          August 31,
                                                   -------------------------
                                                      1999            1998
                                                      ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                       $   (700)      $ (6,500)
    Adjustments to reconcile
      net loss to net cash provided by
      operating activities:
      Increase in accounts
        payable - affiliate                             800          6,600
                                                   --------       --------

NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                100            100
                                                   --------       --------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                    100            100

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                              11,300         10,800
                                                   --------       --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                  $ 11,400       $ 10,900
                                                   ========       ========


           See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                    Notes to Condensed Financial Statements


     1) The Condensed Balance Sheet as of August 31, 1999 and the Condensed Statements of Operations and cash flow for the three months ended August 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of August 31, 1999 the results of operations and cash flow for the three months ended August 31, 1999 and 1998.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1999 Form 10-KSB.

     3) The results of operations for the periods ended August 31, 1999 and 1998, are not necessarily indicative of the operating results which may be experienced for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Company's working capital deficit increased during the most recently completed quarter by $700 as compared to the working capital deficit as May 31, 1999. This decrease in working capital was as a result of an increase of $800 in accounts payable to affiliates. The increase in accounts payable was as a result of U.S. Energy, a major shareholder of the Company paying certain administrative fees for Company and a management fee of $500 per month.

     The Company anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 2000 unless U.S. Energy Corp. should call for payment of its indebtedness. However, the Company must secure drilling or construction contracts or work out an agreement on its accounts due U.S. Energy in order to continue operating long-term.

Results of Operations

     The Company had no revenues from operations during the most recently completed quarter ended August 31, 1999 or the corresponding quarter of the prior year ended August 31, 1998. In both periods however, the Company recorded interest revenue of $100 on funds held in interest bearing accounts.

     General and administrative costs decreased by $5,800 during the quarter ended August 31, 1999 from the same period of the previous year. This decrease was primarily in professional services that had not yet been billed for audit fees during the period ended August 31, 1999.

     The Registrant's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law.


                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

      (a) Exhibits.  None.

      (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended August 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             NORTHWEST GOLD, INC.
                                             Company



Date: October 11, 1999                  By:        /s/  Harold F. Herron
                                             -----------------------------------
                                             HAROLD F. HERRON,
                                             Chief Executive Officer



Date: October 11, 1999                  By:        /s/ Robert Scott Lorimer
                                             -----------------------------------
                                             ROBERT SCOTT LORIMER,
                                             Principal Financial Officer
                                             and Chief Accounting Officer