Form 10-Q
period 1999-11-30
NORTHWEST GOLD INC
filed 2000-01-11
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly  report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the fiscal  quarter ended November 30, 1999 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from _____ to _____

Commission file number 0-10229

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

Wyoming                                                      81-0384984
----------------------------------------                     -------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

877 North 8th West, Riverton, WY                             82501
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Company's telephone Number:     (307) 856-9271


                                      NONE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES   X             NO
                          ------             ------

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at January 5, 2000
-----------------------------                     ------------------------------
Common stock, $.001 par value                           26,797,500 Shares

                              NORTHWEST GOLD, INC.


                                      Index


PART I.        FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

     Condensed Balance Sheet --  November 30, 1999 ............................3

     Condensed Statements of Operations -- Three and Six Months
          Ended November 30, 1999 and 1998.....................................4

     Condensed Statements of Cash Flows for the Six
          Months Ended November 30, 1999 and 1998..............................5

     Notes to Condensed Financial Statements...................................6

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................7

PART II.       OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K................................8

     Signatures................................................................8

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                             Condensed Balance Sheet
                                November 30, 1999
                                   (Unaudited)

     ASSETS

CURRENT ASSETS:
     Cash and temporary cash investments                              $  11,400
     Marketable securities                                                7,800
                                                                      ----------
          TOTAL CURRENT ASSETS                                           19,200

PROPERTY AND EQUIPMENT, at cost                                          29,000
     Less accumulated depreciation                                      (29,000)
                                                                      ----------
                                                                            --

OTHER ASSETS                                                              1,900
                                                                      ----------
                                                                      $  21,100
                                                                      ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - affiliates                                   $  86,100

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         authorized, 50,000,000 shares;
         issued and outstanding,
         26,797,500                                                      26,800
      Additional paid-in capital                                      1,788,600
      Accumulated deficit                                            (1,882,000)
      Unrealized holding gain on
         marketable equity securities                                     1,600
                                                                     -----------
                                                                        (65,000)
                                                                     -----------
                                                                      $  21,100
                                                                     ===========

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Operations
                                   (Unaudited)



                         Three Months Ended                     Six Months Ended
                             November 30,                         November 30,
                        ---------------------               --------------------
                        1999              1998          1999            1998
                        ----              ----          ----            ----

REVENUES:
  Interest                   $100           $200           $200            $300

COSTS AND EXPENSES:
  General and
    administrative          5,800          2,300          6,600           8,900
                          --------        -------       --------         -------
NET INCOME (LOSS)         $(5,700)       $(2,100)       $(6,400)        $(8,600)
                          ========       ========       ========        ========
INCOME (LOSS)
  PER SHARE               $    *         $    *         $    *          $    *
                          ========       ========       ========        ========
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING           26,797,500     26,797,500     26,797,500     26,797,500
                        ==========     ==========     ==========     ==========

*  Less than $.01 per share.


            See accompanying notes to condensed financialstatements.

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                          Six Months Ended
                                                           November 30,
                                                       ----------------------
                                                    1999                   1998
                                                    ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:            $(6,400)               $(8,600)
      Net Loss
      Adjustments to reconcile
         net loss to net cash
         used in operating activities:
      Increase in accounts
         payable - affiliate                       6,500                  8,800
                                                 -------                -------
NET CASH PROVIDED BY
      OPERATING ACTIVITIES                           100                    200
                                                 -------                -------

NET INCREASE IN CASH
      AND CASH EQUIVALENTS                           100                    200

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                         11,300                 10,800
                                                 -------                -------
CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                              $11,400                $11,000
                                                 =======                =======


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                     Notes to Condensed Financial Statements



     1) The Condensed Balance Sheet as of November 30, 1999, the Condensed Statements of Operations for the six months ended November 30, 1999 and 1998, and the Condensed Statements of Cash Flows for the six months ended November 30, 1999 and November 30, 1998 have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of November 30, 1999, the results of operations for the six months ended November 30, 1999 and 1998, and cash flows for the six months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1999 Form 10-KSB.

     3) The results of operations for the periods ended November 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources

     The Company's working capital deficit increased during the most recently completed six months by $6,400. This increase in working capital deficit was a result of an increase of $6,500 in accounts payable to affiliates which was partially offset by an increase of $100 in cash. The increase in accounts payable was as a result of USECB Joint Venture ("USECB"), a joint venture between U.S. Energy, a major shareholder of the Company and Crested Corp. paying certain administrative expenses for the Company. The increase in cash is a result of interest received on interest bearing cash accounts.

     The Company anticipates that it will be able to meet its administrative capital requirements for the remainder of the year ending May 31, 2000 if its affiliates do not call for the amounts due them. The Company must secure contracts in which it would recognize cash flow from renting its equipment or work out an agreement on the amount due to affiliates in order to continue operating long-term.

Results of Operations

     The Company had no revenues from operations during the most recently completed six months or the corresponding period of the prior year. The Company recorded interest revenue of $200 and $300 in the six month periods ending November 30, 1999 and 1998 respectively on funds held in interest bearing accounts.

     General and administrative costs decreased by $2,300 during the six months ended November 30, 1999 over the same period of the previous year. This decrease was primarily due to a reduction in the cost of professional services related to annual audit.

     The Company's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended November 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                        NORTHWEST GOLD, INC.
                                                        (Company)



Date: January 5, 2000                              By:  /s/ Harold F. Herron
                                                        ------------------------
                                                        HAROLD F. HERRON,
                                                        Chief Executive Officer



Date: January 5, 2000                              By:  /s/ Robert Scott Lorimer
                                                        ------------------------
                                                        ROBERT SCOTT LORIMER,
                                                        Principal Financial
                                                        Officer and Chief
                                                        Accounting Officer