Form 10-Q
period 2000-02-29
NORTHWEST GOLD INC
filed 2000-04-13
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 29, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number 0-10229

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in its Charter)

Wyoming                                                      81-0384984
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

877 North 8th West, Riverton, WY                             82501
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Company's telephone Number:                                  (307) 856-9271
                                                             -------------------
                                      NONE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES   X             NO
                       -----              -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at April 12, 2000
-----------------------------                      -----------------------------
Common stock, $.001 par value                          50,000,000 Shares

Transitional Small Business Disclosure Format (Check One)
                   Yes                 NO   X
                       -----              -----

                              NORTHWEST GOLD, INC.

                                      Index

PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

     Condensed Balance Sheet -- February 29, 2000..............................3

     Condensed Statements of Operations -- Three and Nine Months
          Ended February 29, 2000 and February 28, 1999........................4

     Condensed Statements of Cash Flows for the Nine
           Months Ended February 29, 2000 and February 28, 1999................5

     Notes to Condensed Financial Statements...................................6

     ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations....................7

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K.................................7

     Signatures................................................................8

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Condensed Balance Sheet
                                February 29, 2000
                                   (Unaudited)

      ASSETS

CURRENT ASSETS
      Cash and temporary cash investments             $     11,600

      Investments                                           7,800

PROPERTY AND EQUIPMENT, at cost                             29,000
      Less accumulated depreciation                        (29,000)
                                                        ----------
                                                               -0-

OTHER ASSETS                                                 1,900
                                                        ----------
                                                      $     21,300
                                                        ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - affiliates                   $     65,500

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         authorized, 50,000,000 shares;
         issued and outstanding,
         50,000,000                                         50,000
      Additional paid-in capital                         1,788,700
      Accumulated deficit                               (1,884,500)
      Unrealized holding gain on
         marketable equity securities                        1,600
                                                        ----------
                                                           (44,200)
                                                        ----------
                                                      $     21,300
                                                        ==========

            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                            Three Months Ended              Nine Months Ended
                            February 29 and 28,            February 29 and 28,
                           --------------------            -------------------
                           2000            1999            2000           1999
                           ----            ----            ----           ----

REVENUES:
    Interest             $      100     $      100     $      400    $     400

COSTS AND EXPENSES:
    General and
        administrative        2,500          1,900          9,300       10,800
                         ----------     ----------     ----------    ----------
NET INCOME (LOSS)        $   (2,400)    $   (1,800)    $   (8,900)   $ (10,400)
                         ==========     ==========     ==========    ==========

INCOME (LOSS)
    PER SHARE            $      *       $      *       $      *      $      *
                         ==========     ==========     ==========    ==========

WEIGHTED AVERAGE
    NUMBER OF SHARES
    OUTSTANDING          50,000,000     26,797,500     34,412,824    26,797,500
                         ==========     ==========     ==========    ==========

*  Less than $.01 per share.

            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                           Nine Months Ended
                                                          February 29 and 28,
                                                        ----------------------
                                                        2000              1999
                                                        ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                          $  (8,900)    $ (10,400)
      Adjustments to reconcile net loss
        to net cash used in
        operating activities:
            (Decrease) Increase in
             accounts payable                             (14,100)       10,800
                                                        ---------     ---------

CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES                                (23,000)          400

CASH FLOWS FROM FINANCIAL ACTIVITIES:
      Reduction of debt to affiliates
      from the issuance of common stock                    23,300            --
                                                        ---------     ---------
NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                        300           400

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                  11,300        10,800
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                     $  11,600     $  11,200
                                                        =========     =========

            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                     Notes to Condensed Financial Statements
                                   (continued)


                              NORTHWEST GOLD, INC.

                     Notes to Condensed Financial Statements

     1) The Condensed Balance Sheet as of February 29, 2000, the Condensed Statements of Operations for the three months and nine months ended February 29, 2000 and February 28, 1999, and the Condensed Statements of Cash Flows for the nine months ended February 29, 2000 and February 28, 1999 have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of February 29, 2000, the results of operations for the three months and nine months ended February 29, 2000 and February 28, 1999, and cash flows for the nine months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 1999 Form 10-KSB/A.

     3) The results of operations for the periods ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the operating results for the full year.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources

     During the nine months ended February 29, 2000, the Company reached an agreement with its parent company, U.S. Energy Corp. ("USE") to retire $23,200 in debt by issuance of 23,202,500 shares of its common stock. The retirement of this debt resulted in an increase in working capital of $14,400 for the nine months ended February 29, 2000.

     The Company has a shareholders meeting scheduled for May 22, 2000. There are several proposals including a reverse stock split on a 100 to 1 basis and an additional proposal to increase the number of authorized shares to 200,000,000 from the current 50,000,000 shares. Should these proposals pass by vote of the shareholders, the Company has agreed with USE to retire the balance of the debt by issuing additional shares of its common stock to USE.

     If these events occur the Company anticipates that it will be able to meet its capital requirements for the remainder of the year ending May 31, 2000 in order to continue to operate long term the Company will need to become involved in a cash generating business.

Results of Operations

     The Company had no revenues from operations during the three months or nine months ended February 29, 2000 and February 28, 1999. The Company did however, recognize $400 in interest income during the nine months ended February 29, 2000. and February 28, 1999.

     General and administrative costs decreased by $1,500 for the nine months ended February 29, 2000 and increased by $600 for the three months ended February 29, 2000, in each case compared to the corresponding periods in 1999. The decrease for the nine month period was due to decreased professional fees for audits performed by the Company's independent accountant and the increase for the three month period was due to the timing of professional fees paid to the Company's independent accountant.

     The Company's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law. Continuing losses increased the accumulated deficit by $8,900 from May 31, 1999.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

         (a)   Exhibits.  None.

         (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended February 29, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                    NORTHWEST GOLD, INC.
                                                    (Company)



Date:  April 12, 2000                       By:
                                                    ----------------------------
                                                    HAROLD F. HERRON,
                                                    Chief Executive Officer



Date:  April 12, 2000                       By:
                                                    ----------------------------
                                                    ROBERT SCOTT LORIMER,
                                                    Principal Financial Officer
                                                    and Chief Accounting Officer