Form 10-K
period 2000-05-31
NORTHWEST GOLD INC
filed 2000-08-24
CIK 352447

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended May 31, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period
     from     to

Commission file number 0-10229
                       -------

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Wyoming                                             81-0384984
----------------------------------------                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

         877 North 8th West
         Riverton, WY                                        82501
----------------------------------------                     -------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number, including area code:          (307) 856-9271
                                                             -------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or in any amendment to this Form 10-KSB. [X]

     Registrant's revenues for fiscal year 1999 were $500.

     There is no established trading market for the Registrant's voting stock and as a result the aggregate market value of shares of that stock held by non-affiliates of the Registrant can not be accurately estimated. The Registrant has securities of only one class of stock (common) outstanding.

           Class                                    Outstanding at July 28, 2000
------------------------------                      ----------------------------
Common Stock, $0.001 par value                            7,809,794 shares

Documents incorporated by reference:  None.
-----------------------------------
Transitional Small Business Disclosure Format: YES     NO  X

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

     (b)(2) The Registrant has not made any public announcement about a new product or industry segment that would require the investment of a material amount of its assets or that is otherwise material.

     (b)(3) The evaluation and acquisition of base and precious metals mining properties and oil and gas properties is an extremely competitive business. Not only are there numerous companies involved in this business, but many of them are very large companies with greater financial resources than the Registrant.

     (b)(4) The Registrant's business is not dependent upon the supply of raw materials.

     (b)(5) The Registrant's business is not dependent upon any single or a few customers; during the most recently completed fiscal year, the Registrant received 100% of its revenues from interest earned on cash assets.

     (b)(6) The Registrant holds no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts and does not consider such property rights to be important to its operations.

     (b)(7) Mining operations are subject to statutory and agency requirements which address various issues, including (i) environmental permitting and ongoing compliance costs supervised by the EPA and state agencies (e.g., the Wyoming
Department of Environmental Quality), for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; (iii) wildlife (Department of Interior for migratory fowl if attractive standing water is involved in operations); and (iv) nuclear and radioactive materials (generally, the Nuclear Regulatory Commission, which preempts state regulation in such matters).

     The Registrant presently has no operations requiring government approval, and no applications for any approval are pending or planned at date of filing.

     (b)(8) Because any mining operations of the Registrant would be subject to at least some of the requirements discussed in (b)(8) above, the commencement of such operations would be delayed pending agency approval (or a determination that approval is not required because of size, etc.) or the project might even be abandoned due to prohibitive costs (water treatment facilities for mine water discharge might be too expensive for the projected cash flow from the property).

     Generally, the effect of current or probable governmental regulations on the Registrant cannot be determined until a specific project is undertaken by the Registrant.

     (b)(9) During its past three fiscal years, the Registrant has made no expenditures for company-sponsored research and development activities nor has it received revenues from customer-sponsored research and development projects.

     (b)(10) Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment including the Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") may affect the Registrant. State legislation such as Wyoming's mine permitting statutes, its abandoned mine reclamation statute, its industrial development and siting statutes and the regulations thereunder, as well as corresponding legislation in other jurisdictions where the Registrant may engage in mining activities, would be expected to affect the Registrant. The Registrant is not currently engaged in mining or oil exploration and these statutes and the regulations adopted thereunder presently do not affect it. It is not anticipated that any expenditure by the Registrant will be required for compliance with such environmental statutes during the current fiscal year or the succeeding fiscal year.

     (b)(11) The Registrant has no full time employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     A meeting of shareholders was held at the U.S. Energy Corp.  offices at 877
N. 8th W., Riverton, WY on Monday, May 22, 2000 commencing at 11:00 a.m. Total number of shares is 32,444,460 (324,445 post split).

     Proposal No. 1: Election of three directors including, John L. Larsen, Harold F. Herron and Robert A. Nicholas was unanimously voted for.

     Proposal No. 2: Reverse stock split, approve the reverse split of the common stock on a 1 for 100 basis by amending the Articles of Incorporation.
For: 32,068,823 (320,688 post split) Against: 333,887 (3,339 post split)

     Proposal No. 3: Increase authorized stock, approve amending the Articles of Incorporation to increase the number of shares of common stock which the corporation is authorized to issue, from the current number (50 million) to 200 million. For: 32,104,447 (321,644 post split) Against: 259,233 (2,592 post split)

     Proposal No. 4: Eliminate personal liability of directors, approve amending the Articles of Incorporation to eliminate the personal liability of the directors to the Company and its shareholders under certain circumstances. For:
32,078,393 (320,784 post split) Against: 287,087 (2,871 post split)

                                     PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  STOCK AND RELATED
         -------------------------------------------------------
         SECURITY HOLDER MATTERS
         -----------------------

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

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION
         --------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

     The following is management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations during the periods specified.


LIQUIDITY  AND  CAPITAL  RESOURCES

During the year ended May 31, 2000 the Company's working capital increased from a working capital deficit of $68,300 to working capital of $11,100. This increase came as a result of the Company retiring all of its debt to its parent U.S. Energy Corp. ("USE") by issuing shares of its common stock to USE.

Commitments for the Company's cash resources include its ongoing general administrative expenses and a management fee of $500 per month to a partnership between USE and its affiliate Crested Corp., USECC Joint Venture. ("USECC")

Sources of working capital are cash on hand and cash invested in interest bearing accounts. It is anticipated that the Company will not have any capital expenditures during fiscal 2001. The Company would need additional capital to acquire and develop new properties, and continue operating long-term. Sources of capital could come from either liquidation of investment assets or equipment. No assurance can be given that such events will occur.

During a Special Meeting of the Shareholders during the fourth quarter of fiscal 2000, the shareholders authorized a reverse stock split on a 100 for 1 basis. This reverse stock split reduced the number of outstanding shares of the Company's common stock to 267,975 shares. Also, during fiscal 2000, the Company issued 7,541,819 shares of common stock to retire $96,300 of debt to USE which retired all debt to USE or its affiliates. At the conclusion of the stock for debt transactions USE owns 96.8% of the outstanding shares of the Company at May 31, 2000 as compared to 7.6% at May 31, 1999.

RESULTS OF OPERATIONS

Fiscal 2000 Compared with Fiscal 1999

The Company had no revenues from operations during the years ended May 31, 2000 and May 31, 1999. The Company did, however, record $500 in interest income earned on monies held in interest bearing accounts during the years ended May 31, 2000 and May 31, 1999.

General and administrative costs increased by $5,100 during fiscal 2000 from fiscal 1999. This increase in general and administrative expenses is due primarily to an increase in the cost of professional services for the annual Shareholders meeting and reverse stock split.

The  Company's   operations  consist  primarily  of  administrative   activities
associated with the preparation of various reports and documents as required by law.

Operations resulted in losses of $17,000 and $11,900 during the years ended May 31, 2000 and May 31, 1999, respectively.

ITEM 7. FINANCIAL STATEMENTS
        --------------------

     Financial statements meeting the requirements of Regulation S-B follow.

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Shareholders of Northwest Gold, Inc.:

We have  audited the  accompanying  balance  sheet of  NORTHWEST  GOLD,  INC. (a
Wyoming corporation) as of May 31, 2000, and the related statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Gold, Inc. as of May 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.

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




ARTHUR ANDERSEN LLP

Denver, Colorado,
June 29, 2000

                              NORTHWEST GOLD, INC.

                                  BALANCE SHEET

                                  May 31, 2000


                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                      $   11,700

INVESTMENTS (Notes B and C)                                               5,300

PROPERTY AND EQUIPMENT, at cost (Note B):
      Exploration equipment                                              29,000
      Less:  accumulated depreciation                                   (29,000)
                                                                      ----------
                                                                            --
                                                                      ----------

OTHER ASSETS                                                              1,800
                                                                      ----------
                                                                     $   18,800
                                                                      ==========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable - directors                                   $      600

SHAREHOLDERS' DEFICIT:
      Common stock, $.001 par value,
         Unlimited shares authorized,
         7,809,794 shares issued and outstanding                          7,800
      Additional paid-in capital                                      1,903,900
      Accumulated deficit                                            (1,892,600)
      Accumulated other comprehensive loss (Note C)                        (900)
                                                                      ----------
                                                                         18,200
                                                                      ----------
                                                                     $   18,800
                                                                      ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                              NORTHWEST GOLD, INC.

                            STATEMENTS OF OPERATIONS


                                                        Year Ended May 31,
                                                 -------------------------------
                                                    2000                 1999
                                                    ----                 ----

REVENUES:
      Interest                                   $     500            $     500

COSTS AND EXPENSES:
      General and administrative                    17,500               12,400
                                                  ---------            ---------

NET LOSS                                         $ (17,000)           $ (11,900)
                                                  =========            =========


NET LOSS PER SHARE, BASIC AND DILUTED            $    (.04)           $    (.05)
                                                  =========            =========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES
      OUTSTANDING                                  391,934              267,975
                                                  =========            =========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                                                       NORTHWEST GOLD, INC.

                                                STATEMENT OF SHAREHOLDERS' DEFICIT

                                                          Additional                                   Accumulated         Total
                                         Common Stock      Paid-in    Comprehensive  Accumulated   Other Comprehensive  Shareholders
                                      Shares     Amount    Capital        Loss         Deficit         Income (Loss)       Deficit
                                      ------     ------    -------        ----         -------         -------------       -------


Balance, May 31, 1998                   267,975  $   300  $1,815,100                 $(1,863,700)        $ 5,700          $(42,600)

Comprehensive Income:
     Net Loss                               --       --          --   $(11,900)          (11,900)            --            (11,900)
     Other Comprehensive Loss:
       Unrealized holding
       loss on investments                  --       --          --     (4,100)              --           (4,100)           (4,100)
                                                                       --------

       Comprehensive Loss                   --       --          --   $(16,000)              --              --                --
                                      ---------   ------   ---------   --------        ----------         -------          --------
Balance, May 31, 1999                   267,975      300   1,815,100                  (1,875,600)          1,600           (58,600)

Issuance of shares to retire
     debts to affiliates              7,541,819    7,500      88,800                                                        96,300

     Other Comprehensive Loss:
       Net Loss                                                        (17,000)          (17,000)                          (17,000)
       Unrealized holding
       loss on investments                                              (2,500)                           (2,500)           (2,500)
                                                                        -------

       Comprehensive Loss                                             $(19,500)
                                      ---------   ------   ---------   ========       -----------         -------         ---------
Balance, May 31, 2000                 7,809,794  $ 7,800  $1,903,900                 $(1,892,600)        $  (900)         $ 18,200
                                      =========   ======   =========                  ===========         =======          ========


                       The accompanying notes to financial statements are an integral part of these statements.
                                                                  9

                              NORTHWEST GOLD, INC.

                            STATEMENTS OF CASH FLOWS

                                                         Year Ended May 31,
                                                  ------------------------------
                                                     2000                1999
                                                     ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                     $(17,000)            $(11,900)

     Adjustments to reconcile net loss
       to net cash provided by
       operating activities:
          Increase in accounts
            payable - affiliate                     17,400               12,400
                                                   --------             --------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES                              400                  500
                                                   --------             --------

NET INCREASE IN CASH
     AND CASH EQUIVALENTS                              400                  500

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                            11,300               10,800
                                                   --------             --------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                $ 11,700             $ 11,300
                                                   ========             ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

     Unrealized loss on marketable
       equity securities                          $ (2,500)            $ (4,100)
                                                   ========             ========

     Issuance of common stock
       to pay off indebtedness                    $ 96,300             $    --
                                                   ========             ========

No interest or income taxes were paid in the years ended
May 31, 2000 and 1999

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                              NORTHWEST GOLD, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2000

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

     The Company currently has no operating activities, but continues to incur losses from general and administrative expenses and has a significant accumulated deficit. These expenses are expected to again exceed interest income in 2001. Management continue to analyze the viability of the Company and its future activities. Substantial doubt remains as to whether the Company will continue as a going concern. However, the Company has no commitments for capital expenditures in the next year and believes its available cash is sufficient to fund next year's obligations, primarily for general and administrative expenses.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 Net Loss Per Share, Basic and Diluted

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Weighted average number of shares outstanding at May 31, 1999 have been restated to reflect the reverse stock split of 100 to 1 which occurred during fiscal 2000.

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

C. MARKETABLE EQUITY SECURITIES AND RELATED PARTY TRANSACTIONS:

     U.S. Energy Corp., a 96.8% shareholder, and its subsidiary, provide certain management and administrative services to the Company under a management agreement. Charges for these services are $6,000 annually.

     The Company's marketable equity securities consist of the following stocks of affiliated, but not controlled companies

                                                   May 31, 2000
                                             -------------------------

                                                                Fair
                                                               Market
                                              Cost              Value
                                             ------            ------

          U.S. Energy Corp.                  $4,100            $4,700
          Crested Corp.                       2,100               600
                                              -----             -----
                                             $6,200            $5,300
                                              =====             =====

     The aggregate fair market value of the marketable equity securities decreased $2,500 from June 1, 1999 to May 31, 2000. The net aggregate unrealized holding loss on investments at May 31, 2000 was $900.

D. SHAREHOLDERS' EQUITY

     During a Special Meeting of the Shareholders during the fourth quarter of fiscal 2000, the shareholders authorized a reverse stock split on a 100 for 1 basis. This reverse stock split reduced the number of outstanding shares of the Company's common stock to 267,975 shares. Also during fiscal 2000, the Company issued 7,541,819 shares of common stock to retire $96,300 of debt to USE which retired all debt to USE or its affiliates. At the conclusion of the stock for debt transactions USE owns 96.8% of the outstanding shares of the Company at May 31, 2000 as compared to 7.6% at May 31, 1999

E. INCOME TAXES

     There were no taxes currently payable at May 31, 2000.

     The Company's effective income tax was different than the statutory federal income tax because the Company recognized no benefit for its tax losses.

     The following table reconciles the Company's effective income taxes and statutory federal income taxes:

                                                         May 31,
                                                -------------------------
                                                   2000           1999
                                                 --------       --------
     Federal  income  tax  benefit
          at  statutory  rates                  $ (5,800)       $ (4,000)
     Less: valuation allowance                     5,800           4,000
                                                 --------        --------

     Effective tax                              $    --         $    --
                                                 ========        ========

     As  of  May  31,  2000,   the  Company  had  net  operating   loss  ("NOL")
carryforwards   available  of  approximately  $371,200  which  began  to  expire beginning in 1998 and will continue through 2015.

     The components of deferred taxes as of May 31, 2000 are as follows:

     Deferred tax assets:
          Tax effect of NOL carryforwards                        $ 126,200
          Less valuation allowance                                (126,200)
                                                                  --------
     Net deferred tax asset                                      $     --
                                                                  ========

     The Company has established a valuation allowance for the full amount of the NOL carryforwards because, in its present non-operating state, the Company's ability to generate future taxable income is uncertain. The deferred tax asset and the related valuation allowance decreased approximately $34,800 from May 31, 1999 due to the expiration of 1984 NOL's.

ITEM 8. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
        -------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        ---------------------

Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        --------------------------------------------------

(a)(1)(2)(3) Identification of Directors and Executive Officers.

Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified, or until resignation, removal or death. The Registrant's executive officers and directors are listed below:

            NAME             AGE              POSITION AND TENURE
            ----             ---              -------------------
     John L. Larsen          68       Director since February 2000,
                                      chairman of the board of directors and CEO of U.S. Energy Corp.

     Harold F. Herron        46       Chief Executive Officer since April 1996;
                                      Secretary, Treasurer and Director since
                                      September 1980

     Robert A. Nicholas      42       Director since November 18, 1999.

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

Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(e) since June 1, 1994, and based upon written representations referred to in Item 405(b)(2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from June 1, 1999 through May 31, 2000, to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.
         -----------------------

(a)(1) Cash Compensation. No executive officer of the Registrant received cash compensation from the Registrant in excess of $100,000 during the last fiscal year. The following table contains information with respect to the aggregate cash compensation paid by the Registrant for the last two years ended May 31, 2000, to the chief executive officer:

                        SUMMARY COMPENSATION TABLE(i)(ii)
                                                         Annual Compensation
Name and Principal Position                           Year     Salary     Bonus
---------------------------                           ----     ------     -----

Harold F. Herron, CEO                                 2000       -0-       -0-
                                                      1999       -0-       -0-

(i) During fiscal 2000 no cash compensation was paid to the Registrant's executive officers. The Registrant did accrue $200 per director for a total of $600 to be paid after May 31, 2000.

(ii) The Registrant's principle shareholder USE, and USE's subsidiary, Crested, provide the management and administrative services for the Registrant in exchange for a monthly management fee of $500.

No cash bonuses were paid by the Registrant to the group of persons identified in paragraph (a) of Item 9, during the last fiscal year.

Minimum director fees of $1,500 are owed to prior directors for services during each fiscal year. However, for the past several years these amounts have not been paid and have been waived by the directors. It is anticipated that these fees will again be waived for fiscal 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners.

The following table shows those persons (including any group) known by the Registrant to be the beneficial owners of more than five percent of the Registrant's common stock at Report date.

                                                Amount and
                                                Nature of
                   Name and Address of          Beneficial              Percent
Title of Class       Beneficial Owner           Ownership              of Class
--------------     -------------------          ----------             --------
Common stock       U.S. Energy Corp.            7,562,219(1)             96.8%
$0.001 value       Glen L. Larsen Building
                   877 North 8th West
                   Riverton, WY  82501

(1) The listed shareholder exercises sole investment and voting powers over the shares set forth opposite its name.

(b) Security Ownership of Management.

The following table shows, as of July 11, 2000, the ownership of the Registrant's common stock $.001 par value, by the following officers and directors and all officers and directors as a group.

                                                    Amount and
                                                    Nature of         Percent
                                                    Beneficial           of
Name of Director            Title of Class          Ownership (1)     Class(2)
----------------            --------------          -------------     -------
Harold F. Herron            Northwest Gold, Inc.    7,567,794(3)        97%
3425 Riverside Drive        common stock, $.001
Riverton,  WY  82501        par value

All officers and            Northwest Gold, Inc.    7,567,794(3)        97%
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

(3) Includes 7,562,219 shares held by USE, over which Mr Herron exercises shared voting and dispositive powers as a director of USE.

(c) Changes in control.

The Registrant is not aware of any pledge of its securities or any other arrangement which may at a subsequent date result in a change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

(a)(b) Transactions with Management and Others.

Since June 1, 1999, there were no transactions and there are no proposed transactions in which the amount involved exceeds $60,000 and in which any executive officer, nominee or director of the Registrant, any security holder who is known by the Registrant to hold of record or beneficially more than five percent of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing person, had or will have a direct or indirect material interest.

(c) Principle Shareholder Ownership.

     USE is the principle shareholder of the Registrant and holds 7.6% of the Registrant's common stock.

(d) Transactions with Promoters.

     Not Applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

1. Exhibits Required to be filed:

3.2  Articles of Incorporation - Amendment dated August 22, 1979.............[1]

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

                                                    NORTHWEST GOLD, INC.
                                                    (Registrant)


Date: July 28, 2000                             By: /s/ Harold F. Heron
                                                    ----------------------------
                                                    HAROLD F. HERRON
                                                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: July 28, 2000                             By: /s/ Harold F. Herron
                                                    ----------------------------
                                                    HAROLD F. HERRON, Director


Date: July 28, 2000                             By: /s/ John L. Larsen
                                                    ----------------------------
                                                    John L. Larsen, Director


Date: July 28, 2000                             By: /s/ Robert A. Nicholas
                                                    ----------------------------
                                                    Robert A. Nicholas, Director


Date: July 28, 2000                             By: /s/ Robert Scott Lorimer
                                                    ----------------------------
                                                    ROBERT SCOTT LORIMER,
                                                    Principal Financial Officer
                                                    and Chief Accounting Officer