Form 10QSB
period 2000-11-30
NORTHWEST GOLD INC
filed 2001-01-05
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended November 30, 2000 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from _____ to _____

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

                      YES   X             NO
                          ------             ------

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at January 5, 2001
-----------------------------                    ------------------------------
Common stock, $.001 par value                             7,809,794 Shares

                              NORTHWEST GOLD, INC.


                                      Index


PART I.         FINANCIAL INFORMATION

        ITEM 1. Financial Statements

        Condensed Balance Sheet --  November 30, 2000 .........................3

        Condensed Statements of Operations -- Three and Six Months
          Ended November 30, 2000 and 1999.....................................4

        Condensed Statements of Cash Flows for the Six
          Months Ended November 30, 2000 and 1999..............................5

        Notes to Condensed Financial Statements................................6

        ITEM 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations..................7

PART II.        OTHER INFORMATION

        ITEM 6. Exhibits and Reports on Form 8-K...............................8

        Signatures.............................................................8

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

                             Condensed Balance Sheet
                                November 30, 2000
                                   (Unaudited)

         ASSETS

CURRENT ASSETS:
      Cash and temporary cash investments                             $  12,000
      Marketable securities                                               4,100
                                                                      ----------
         TOTAL CURRENT ASSETS                                            16,100

PROPERTY AND EQUIPMENT, at cost                                          29,000
      Less accumulated depreciation                                     (29,000)
                                                                      ----------
                                                                           --

OTHER ASSETS                                                              1,900
                                                                      ----------
                                                                      $  18,000
                                                                      ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - affiliates                                  $    9,700

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         unlimited shares authorized,
         7,809,794 shares issued
         and outstanding;                                                 7,800
      Additional paid-in capital                                      1,903,900
      Accumulated deficit                                            (1,901,300)
      Unrealized holding loss on
         marketable equity securities                                    (2,100)
                                                                     -----------
                                                                          8,300
                                                                     -----------
                                                                     $   18,000
                                                                     ===========


                              NORTHWEST GOLD, INC.

                       Condensed Statements of Operations
                                   (Unaudited)



                                Three Months Ended             Six Months Ended
                                    November 30,                  November 30,
                               ---------------------        --------------------
                               2000             1999        2000            1999
                               ----             ----        ----            ----

REVENUES:
    Interest                  $   100         $  100        $  300      $   200

COSTS AND EXPENSES:
    General and
        administrative          5,200          5,800         9,000        6,600
                              --------        -------      --------     --------
NET INCOME (LOSS)             $(5,100)       $(5,700)      $(8,700)     $(6,400)
                              ========        =======      ========      =======
INCOME (LOSS)
    PER SHARE                 $      *       $ (0.02)      $      *     $ (0.02)
                              ========       ========      ========     ========
WEIGHTED AVERAGE
    NUMBER OF SHARES
    OUTSTANDING               7,809,794      267,975       7,809,794    267,975
                              =========      ========      =========    ========

* Less than $.01 per share.


            See accompanying notes to condensed financial statements.
                                       4

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                             Six Months Ended
                                                                November 30,
                                                          ----------------------
                                                          2000             1999
                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:                   $(8,700)        $(6,400)
      Net Loss
      Adjustments to reconcile
         net loss to net cash
         used in operating activities:
      Increase in accounts
         payable - affiliate                              9,000           6,500
                                                         -------         -------
NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                  300             100
                                                         -------         -------

NET INCREASE IN CASH
      AND CASH EQUIVALENTS                                  300             100

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                11,700          11,300
                                                        -------          -------
CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                     $12,000         $11,400
                                                        =======          =======


            See accompanying notes to condensed financial statements.
                                       5

                              NORTHWEST GOLD, INC.

                     Notes to Condensed Financial Statements



     1) The Condensed Balance Sheet as of November 30, 2000, the Condensed Statements of Operations for the three and six months ended November 30, 2000 and 1999, and the Condensed Statements of Cash Flows for the six months ended November 30, 2000 and November 30, 1999 have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of November 30, 2000, the results of operations for the six and three months ended November 30, 2000 and 1999, and cash flows for the six months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2000 Form 10- KSB.

     3) The results of operations for the periods ended November 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Liquidity and Capital Resources

     The Company's working capital decreased $10,000 during the six months ended November 30, 2000. This decreased working capital to $6,400 as compared to working capital of $16,400 at May 31, 2000. The decrease in working capital was primarily as a result of an increase of $9,000 in accounts payable to affiliates. The increase in accounts payable was as a result of the Company's parent, U.S. Energy Corp. ("USE") paying certain administrative fees for Company and a management fee of $500 per month. The other decrease in working capital is as a result of the adjustment of the Company's investments in publically traded companies, one of which is USE, to market.

     The Company anticipates that it will be able to meet its operating requirements for the remainder of the year ending May 31, 2001 unless U.S. Energy Corp. should call for payment of its indebtedness. To continue operating long-term, the Company must secure drilling or construction contracts.

Results of Operations

     The Company had no revenues from operations during the most recently completed six months ended November 30, 2000 or the corresponding six months of the prior year ended November 30, 1999. The Company recorded interest revenues of $300 and $200, respectively on funds held in interest bearing accounts, during the six month periods ending November 30, 2000 and November 30, 1999.

     General and administrative costs increased by $2,400 during the six months ending November 30, 2000 from the same period of the previous year. This increase is primarily as a result of increased stock transfer fees. Operations resulted in losses of $8,700 and $6,400 for the six months ended November 30, 2000 and 1999, respectively.

     The Company's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law.

        PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits. None.

        (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended November 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                              NORTHWEST GOLD, INC.
                                              (Company)



Date: January 5, 2001                     By:  /s/ Harold F. Herron
                                               ---------------------------------
                                               HAROLD F. HERRON,
                                               Chief Executive Officer



Date: January 5, 2001                     By:   /s/ Robert Scott Lorimer
                                                --------------------------------
                                                ROBERT SCOTT LORIMER,
                                                Principal Financial
                                                Officer and Chief
                                                Accounting Officer