Form 10QSB
period 2001-02-28
NORTHWEST GOLD INC
filed 2001-04-16
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended February 28, 2001 or

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

            Class                                  Outstanding at April 12, 2001
-----------------------------                     ------------------------------
Common stock, $.001 par value                              7,809,794 Shares

                              NORTHWEST GOLD, INC.


                                      Index


PART I.         FINANCIAL INFORMATION

      ITEM 1.   Financial Statements

      Condensed Balance Sheet --  February 28, 2001 ...........................3

      Condensed Statements of Operations -- Three and Nine months
          Ended February 28, 2001 and February 29, 2000........................4

      Condensed Statements of Cash Flows for the Nine
        Months Ended February 28, 2001 and February 29, 2000...................5

      Notes to Condensed Financial Statements..................................6

      ITEM 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations..................7

PART II.        OTHER INFORMATION

      ITEM 6.   Exhibits and Reports on Form 8-K...............................8

      Signatures...............................................................8

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Condensed Balance Sheet
                                February 28, 2001
                                   (Unaudited)

         ASSETS

CURRENT ASSETS:
      Cash and temporary cash investments                            $   12,100
      Marketable securities                                               4,100
                                                                      ----------
         TOTAL CURRENT ASSETS                                            16,200

PROPERTY AND EQUIPMENT, at cost                                          29,000
      Less accumulated depreciation                                     (29,000)
                                                                      ----------
                                                                             --

OTHER ASSETS                                                              1,800
                                                                      ----------
                                                                     $   18,000
                                                                      ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - affiliates                                  $   12,100

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         unlimited shares authorized,
         7,809,794 shares issued
         and outstanding;                                                 7,800
      Additional paid-in capital                                      1,903,900
      Accumulated deficit                                            (1,903,700)
      Unrealized holding loss on
         marketable equity securities                                    (2,100)
                                                                     -----------
                                                                          5,900
                                                                     -----------
                                                                     $   18,000
                                                                     ===========

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Operations
                                   (Unaudited)



                                  Three Months Ended          Nine months Ended
                                   February 28 & 29,          February 28 & 29,
                                 ---------------------      --------------------
                                 2001             2000      2001           2000
                                 ----             ----      ----           ----

REVENUES:
    Interest                   $   100      $    100      $    400     $    400

COSTS AND EXPENSES:
    General and
        administrative           2,500         2,500        11,500        9,300
                               --------       -------      --------     --------
NET INCOME (LOSS)              $(2,400)     $ (2,400)     $(11,100)    $ (8,900)
                               ========       =======      ========      =======
INCOME (LOSS)
    PER SHARE                  $     *      $      *      $     *      $  (0.03)
                               ========       =======      ========     ========
WEIGHTED AVERAGE
    NUMBER OF SHARES
    OUTSTANDING               7,809,794      500,000      7,809,794     354,984
                              =========      ========     ==========   =========

* Less than $.01 per share.


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                            Nine months Ended
                                                             February 28 & 29,
                                                          ----------------------
                                                          2001            2000
                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:                  $(11,100)        $(8,900)
      Net Loss
      Adjustments to reconcile
         net loss to net cash
         used in operating activities:
      Increase in accounts
         payable - affiliate                             11,500         (14,100)
                                                        -------          -------
NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                  400         (23,000)
                                                        -------          -------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
      Reduction of debt to affiliates
      from the issuance of common stock                      --          23,300
                                                        -------          -------

NET INCREASE IN CASH
      AND CASH EQUIVALENTS                                  400             300

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                11,700          11,300
                                                        -------          -------
CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                     $12,100         $11,600
                                                        =======          =======


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                     Notes to Condensed Financial Statements



     1) The Condensed Balance Sheet as of February 28, 2001, the Condensed Statements of Operations for the three and nine months ended February 28, 2001 and February 29, 2000, and the Condensed Statements of Cash Flows for the nine months ended February 28, 2001 and February 29, 2000 have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of February 28, 2001, the results of operations for the nine and three months ended February 28, 2001 and February 29, 2000, and cash flows for the nine months then ended.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2000 Form 10- KSB.

     3) The results of operations for the periods ended February 28, 2001 and February 29, 2000 are not necessarily indicative of the operating results for the full year.

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

Liquidity and Capital Resources

     The Company's working capital decreased $12,300 during the nine months ended February 28, 2001. This decreased working capital to $4,100 as compared to working capital of $16,400 at May 31, 2000. The decrease in working capital was primarily as a result of an increase of $11,500 in accounts payable to affiliates. The increase in accounts payable was as a result of the Company's parent, U.S. Energy Corp. ("USE") paying certain administrative fees for Company and a management fee of $500 per month. The other decrease in working capital is as a result of the adjustment of the Company's investments in publically traded companies, one of which is USE, to market.

     The Company anticipates that it will be able to meet its operating requirements for the remainder of the year ending May 31, 2001 unless U.S. Energy Corp. should call for payment of its indebtedness. To continue operating long-term, the Company must secure drilling or construction contracts.

Results of Operations

     The Company had no revenues from operations during the most recently completed nine months ended February 28, 2001 or the corresponding nine months of the prior year ended February 28, 2000. The Company recorded interest revenues of $400 on funds held in interest bearing accounts, during each of the nine month periods ending February 28, 2001 and February 28, 2000.

     General and administrative costs increased by $2,200 during the nine months ending February 28, 2001 from the same period of the previous year. This increase is primarily as a result of increased stock transfer fees. Operations resulted in losses of $11,100 and $8,900 for the nine months ended February 28, 2001 and 2000, respectively.

     The Company's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law.

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K.

     (a) Exhibits. None.

     (b) During the quarter ended February 28, 2001 the Company filed one report on Form 8-K. On February 1, 2001 under Item 4, the Company reported the change in its outside accounting firm to Grant Thornton LLP.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                NORTHWEST GOLD, INC.
                                                (Company)



Date:     April 12, 2001                By:     /s/ Harold F. Herron
                                                --------------------------------
                                                HAROLD F. HERRON,
                                                Chief Executive Officer



Date: April 12, 2001                    By:     /s/ Robert Scott Lorimer
                                                --------------------------------
                                                ROBERT SCOTT LORIMER,
                                                Principal Financial
                                                Officer and Chief
                                                Accounting Officer