Form 10KSB
period 2001-05-31
NORTHWEST GOLD INC
filed 2001-08-27
CIK 352447

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended May 31, 2001 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______ to ______

Commission file number 0-10229
                       -------

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Wyoming                                 81-0384984
----------------------------------------     -----------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                    Identification No.)

            877 North 8th West
               Riverton, WY                             82501
----------------------------------------     -----------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, including area code:         (307) 856-9271
                                                    ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or in any amendment to this Form 10-KSB. [X]

     Registrant's revenues for fiscal year 2001 were $500.

     There is no established trading market for the Registrant's voting stock and as a result the aggregate market value of shares of that stock held by non-affiliates of the Registrant can not be accurately estimated. The Registrant has securities of only one class of stock (common) outstanding.

               Class                         Outstanding at July 31, 2001
----------------------------------     -----------------------------------------
  Common Stock, $0.001 par value                   7,809,794 shares

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

     (b)(1) The Registrant's business activities had included acquiring, exploring and maintaining interests in mineral properties located in the states of Montana, Wyoming, Utah and Nevada. See Item 2. It has conducted various activities related to such properties directly, and through joint ventures established with affiliated entities. The Registrant also owns various items of mining equipment. No mineral claims are held at Report date.

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

     (b)(3) The Registrant's business is not dependent upon the supply of raw materials.

     (b)(4) Not Applicable

     (b)(5) Not Applicable

     (b)(6) Not Applicable

     (b)(7) The Registrant's business is not dependent upon any single or a few customers; during the most recently completed fiscal year, the Registrant received 100% of its revenues from interest earned on cash assets.

     (b)(8) The Registrant holds no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts and does not consider such property rights to be important to its operations.

     (b)(9) Mining operations are subject to statutory and agency requirements which address various issues, including (i) environmental permitting and ongoing compliance costs supervised by the EPA and state agencies (e.g., the Wyoming
Department of Environmental Quality), for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; (iii) wildlife (Department of Interior for migratory fowl if attractive standing water is involved in operations); and (iv) nuclear and radioactive materials (generally, the Nuclear Regulatory Commission, which preempts state regulation in such matters).

     The Registrant presently has no operations requiring government approval, and no applications for any approval are pending or planned at date of filing.

     (b)(10) Because any mining operations of the Registrant would be subject to at least some of the requirements discussed in (b)(8) above, the commencement of such operations would be delayed pending agency approval (or a determination that approval is not required because of size, etc.) or the project might even be abandoned due to prohibitive costs (water treatment facilities for mine water discharge might be too expensive for the projected cash flow from the property).

     Generally, the effect of current or probable governmental regulations on the Registrant cannot be determined until a specific project is undertaken by the Registrant.

     (b)(11) During its past three fiscal years, the Registrant has made no expenditures for company- sponsored research and development activities nor has it received revenues from customer-sponsored research and development projects.

     (b)(12) Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment including the Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") may affect the Registrant. State legislation such as Wyoming's mine permitting statutes, its abandoned mine reclamation statute, its industrial development and siting statutes and the regulations thereunder, as well as corresponding legislation in other jurisdictions where the Registrant may engage in mining activities, would be expected to affect the Registrant. The Registrant is not currently engaged in mining or oil exploration and these statutes and the regulations adopted thereunder presently do not affect it. It is not anticipated that any expenditure by the Registrant will be required for compliance with such environmental statutes during the current fiscal year or the succeeding fiscal year.

     (b)(13) The Registrant has no full time employees.

ITEM 2.   DESCRIPTION OF PROPERTY

MINERAL PROPERTIES

     The Registrant currently has no mining properties.

ITEM 3.   LEGAL PROCEEDINGS

     The Registrant is not engaged in any pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

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

     (b) Holders.

     At August 29, 2001, the Registrant had approximately 1,270 record holders of its common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended May 31, 2001 the Company's working capital decreased from a working capital of $16,400 to working capital of $8,000. This decrease came as a result of the Company incurring debt to its parent U.S. Energy Corp. ("USE") for administrative services provided by USE.

     Commitments for the Company's cash resources include its ongoing general administrative expenses and a management fee of $500 per month to a partnership between USE and its affiliate Crested Corp., USECC Joint Venture. ("USECC")

     The Company does not anticipate that it will generate revenue from operations during the next fiscal year. Sources of working capital are cash on hand and cash invested in interest bearing accounts and proceeds from the sale of investments if necessary. It is anticipated that the Company will not have any capital expenditures during fiscal 2001. Sources of capital could come from wither liquidation of investment assets or equipment. no assurance can be given that such events will occur.

     During a Special Meeting of the Shareholders during the fourth quarter of fiscal 2000, the shareholders authorized a reverse stock split on a 100 for 1 basis. This reverse stock split reduced the number of outstanding shares of the Company's common stock to 267,975 shares. Also during fiscal 2000, the Company issued 7,541,819 shares of common stock to retire $96,300 of debt to USE as of May 31, 2000. At the conclusion of the stock for debt transactions USE owns 96.8% of the outstanding shares of the Company.

     The Company will have to work out a similar arrangement with USE if it is to operate longterm. The management of the Company is investigating other means of financing operations that will result in positive cast flow. One alternative may be to merge the Company with a third party company. No assurance can be given that such a transaction is possible.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED WITH FISCAL 2000

     The Company had no revenues from operations during the years ended May 31, 2001 and May 31, 2000. The Company did, however, record $500 in interest income earned on monies held in interest bearing accounts during the years ended May 31, 2001 and May 31, 2000.

     General and administrative costs decreased by $3,400 during fiscal 2001 from fiscal 2000. This decrease in general and administrative expenses is due primarily to reduced professional services. This reduction was as a result of no annual meeting being held during fiscal 2001.

     The Company's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

     Operations resulted in losses of $13,600 and $17,000 during the years ended May 31, 2001 and May 31, 2000, respectively.

ITEM 7.   FINANCIAL STATEMENTS

     Financial statements meeting the requirements of Regulation S-B follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Northwest Gold, Inc.:

We have  audited the  accompanying  balance  sheet of  NORTHWEST  GOLD,  INC. (a
Wyoming corporation) as of May 31, 2001, and the related statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Gold, Inc. as of May 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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




GRANT THORNTON, LLP

Denver, Colorado
July 27, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Northwest Gold, Inc.:

We have audited the accompanying statements of operations, shareholders' deficit and cash flows of NORTHWEST GOLD, INC. (a Wyoming corporation) for the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period ended May 31, 2000, of Northwest Gold, Inc., in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses, has no current operations and has a significant accumulated deficit, matters that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recover ability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




ARTHUR ANDERSEN LLP

Denver, Colorado,
June 29, 2000

                              NORTHWEST GOLD, INC.

                                  BALANCE SHEET

                                  MAY 31, 2001


                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                   $     12,200

INVESTMENTS (Notes B and C)                                            10,600

PROPERTY AND EQUIPMENT, at cost (Note B):
     Exploration equipment                                             29,000
     Less:  accumulated depreciation                                  (29,000)
                                                                 ------------
                                                                          --
                                                                 ------------

OTHER ASSETS                                                            1,800
                                                                 ------------
                                                                 $     24,600
                                                                 ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable - affiliates                               $     14,700

SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value,
       Unlimited shares authorized,
       7,809,794 shares issued and outstanding                          7,800
     Additional paid-in capital                                     1,903,900
     Accumulated deficit                                           (1,906,200)
     Accumulated other comprehensive loss (Note C)                      4,400
                                                                 ------------
                                                                        9,900
                                                                 ------------
                                                                 $     24,600
                                                                 ============




               The accompanying notes to financial statements are
                      an integral part of these statements.

                              NORTHWEST GOLD, INC.

                            STATEMENTS OF OPERATIONS


                                                         Year Ended May 31,
                                                  ----------------------------
                                                     2001            2000
                                                  ------------    ------------
REVENUES:
     Interest                                     $       500     $       500

COSTS AND EXPENSES:
     General and administrative                        14,100          17,500
                                                  -----------     -----------

NET LOSS                                          $   (13,600)    $   (17,000)
                                                  ===========     ===========

NET LOSS PER SHARE, BASIC AND DILUTED             $         *     $      (.04)
                                                  ===========     ===========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES
     OUTSTANDING                                    7,809,794         391,934
                                                  ===========     ===========


* Less than $0.01 per share


               The accompanying notes to financial statements are
                      an integral part of these statements.

                              NORTHWEST GOLD, INC.

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                         Accumulated      Total
                                       Common Stock           Additional                                   Other       Shareholders'
                                    --------------------       Paid-in     Comprehensive  Accumulated   Comprehensive     Equity
                                     Shares       Amount       Capital         Loss         Deficit     Income (Loss)    (Deficit)
                                    --------      ------     -----------   -----------   ------------   -------------  -----------

Balance, June 1, 1999                267,975    $     300   $ 1,815,100                  $(1,875,600)   $     1,600    $   (58,600)

Issuance of shares to retire
     debts to affiliates           7,541,819        7,500        88,800                                                     96,300

Comprehensive Income:
     Net Loss                           --           --            --     $   (17,000)       (17,000)          --          (17,000)
     Other Comprehensive Loss:
       Unrealized holding
         loss on investments            --           --            --          (2,500)          --           (2,500)        (2,500)
                                                                          -----------

     Comprehensive Loss                 --           --            --     $   (19,500)          --             --             --
                                   ---------    ---------   -----------   ===========    -----------    -----------    -----------

Balance, May 31, 2000              7,809,794        7,800     1,903,900                   (1,892,600)           900         18,200

     Other Comprehensive Loss:
       Net Loss                         --           --            --         (13,600)       (13,600)          --          (13,600)
       Unrealized holding
         loss on investments            --           --            --          (5,300)          --           (5,300)        (5,300)
                                                                          -----------

       Comprehensive Loss                                                 $    (8,300)          --            --            --

                                   ---------    ---------   -----------   ===========    -----------    -----------    -----------
Balance, May 31, 2001              7,809,794    $   7,800   $ 1,903,900                  $(1,906,200)   $     4,400    $     9,900
                                   =========    =========   ===========                  ===========    ===========    ===========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                              NORTHWEST GOLD, INC.

                            STATEMENTS OF CASH FLOWS

                                                           Year Ended May 31,
                                                        ----------------------
                                                           2001         2000
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $(13,600)    $(17,000)

     Adjustments to reconcile net loss
       to net cash provided by
       operating activities:                                --           --

NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                (13,600)     (17,400)
                                                        --------     --------

NET CASH PROVIDED BY
     FINANCING ACTIVITIES
       Increase in accounts payable - affiliate           14,100       17,400
                                                        --------     --------

NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                    500          400

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                  11,700       11,300
                                                        --------     --------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                      $ 12,200     $ 11,700
                                                        ========     ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

     Unrealized loss on marketable
       equity securities                                $  5,300     $ (2,500)
                                                        ========     ========

     Issuance of common stock
       to pay off indebtedness                          $   --       $ 96,300
                                                        ========     ========

No interest or income taxes were paid in the years ended May 31, 2001 and 2000.


               The accompanying notes to financial statements are
                      an integral part of these statements.

                              NORTHWEST GOLD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001


A.       BUSINESS ORGANIZATION AND DESCRIPTION:

     Northwest Gold, Inc. (the "Company") was incorporated in the State of Wyoming on August 29, 1977 under the name of Silco, Inc. The name was changed in August 1979 to Northwest Gold, Inc. The Company was incorporated to engage in the evaluation, acquisition, exploration, development and/or sale or lease of mineral properties and oil and gas properties. The Company has not had any significant operations since 1981, when the Company halted operations because of non-profitablity.

     The Company currently has no operating activities, but continues to incur losses from general and administrative expenses and has a significant accumulated deficit. These expenses are expected to again exceed interest income in 2001. Management continues to analyze the viability of the Company and its future activities. Substantial doubt remains as to whether the Company will continue as a going concern. However, the Company has no commitments for capital expenditures in the next year and believes its available cash and continued funding from its parent company U.S. Energy Corp. ("USE") will be sufficient to fund next year's obligations, primarily for general and administrative expenses.

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

                              NORTHWEST GOLD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


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

INCOME TAXES

     Effective May 22, 2000, the Company began filing its federal income tax returns as part of a consolidated group. Income tax expense or benefit from the company's operations is allocated to the Company based on the effective rates that would be in existence if the Company filed a stand alone return.

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

     The Company's marketable equity securities consist of the following stocks of affiliated, but not controlled companies:

                                                      May 31, 2001
                                            ----------------------------
                                                                   Fair
                                                                  Market
                                               Cost                Value
                                            ----------         ----------
     U.S. Energy Corp.                      $    4,100         $    9,500
     Crested Corp.                               2,100              1,100
                                            ----------         ----------
                                            $    6,200         $   10,600
                                            ==========         ==========

     The aggregate fair market value of the marketable equity securities decreased $5,300 from June 1, 2000 to May 31, 2001. The net aggregate unrealized holding loss on investments at May 31, 2001 was $4,400.

                              NORTHWEST GOLD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2001
                                   (CONTINUED)


D.   SHAREHOLDERS' EQUITY

     During a Special Meeting of the Shareholders during the fourth quarter of fiscal 2000, the shareholders authorized a reverse stock split on a 100 for 1 basis. This reverse stock split reduced the number of outstanding shares of the Company's common stock to 267,975 shares. Also during fiscal 2000, the Company issued 7,541,819 shares of common stock to retire $96,300 of debt to USE which retired all debt to USE or its affiliates. At the conclusion of the stock for debt transactions USE owns 96.8% of the outstanding shares of the Company.

E.   INCOME TAXES

     There were no taxes currently payable at May 31, 2001.

     The Company's effective income tax was different than the statutory federal income tax because the Company recognized no benefit for its tax losses.

         The following table reconciles the Company's effective income taxes and statutory federal income taxes:

                                                             May 31,
                                                 ------------------------------
                                                     2001               2000
                                                 ----------          ----------
         Federal income tax benefit
              at statutory rates                 $   (4,600)         $   (5,800)
         Less: valuation allowance                    4,600               5,800
                                                 ----------          ----------

         Effective tax                           $    --             $    --
                                                 ==========          ==========

     As of May 31, 2001, the Company had net operating loss ("NOL") carryforwards available of approximately $280,600 which began to expire beginning in 1998 and will continue through 2016. NOL's may be limited due to the change in the Company's ownership during the year.

     The components of deferred taxes as of May 31, 2001 are as follows:

     Deferred tax assets:
          Tax effect of NOL carryforwards        $   95,400
          Less valuation allowance                  (95,400)
                                                 ----------
     Net deferred tax asset                      $    --
                                                 ==========

     The Company has established a valuation allowance for the full amount of the NOL carryforwards because, in its present non-operating state, the Company's ability to generate future taxable income is uncertain. The deferred tax asset and the related valuation allowance decreased approximately $35,400 from May 31, 2000 due to the expiration of 1985 NOL's.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     During the previous ten years, Arthur Andersen, LLP of Denver, Colorado was engaged as the Independent Accountant to audit the Registrant's financial statements. Arthur Andersen, LLP has reported on all fiscal years from May 31, 1990 through May 31, 2000, and assisted in management review of the Registrant's financial statements for the quarters ended August 31, 2000 and November 30, 2000. During the two most recent fiscal years and during the interim periods from May 31, 2000 to the date of this Report, there have been no disagreements with Arthur Andersen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     On September 8, 2000, the Registrant's Board of Directors, at the recommendation of its Audit Committee, ordered its Chief Financial Officer to seek bids from various accounting firms to conduct its annual audits. On January 31, 2001, the Registrant engaged Grant Thornton, LLP of Suite 1800, 1600 Broadway, Denver, Colorado, 80202 as its new Independent Accountant, pursuant to the recommendations of the Audit Committee.

                                    PART III


ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)(1)(2)(3)   Identification of Directors and Executive Officers.

     Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified, or until resignation, removal or death. The Registrant's executive officers and directors are listed below:

     NAME                    AGE     POSITION AND TENURE

     John L. Larsen          69      Director since February 2000, chairman of
                                     the board of directors and CEO of U.S.
                                     Energy Corp.

     Harold F. Herron        47      Chief Executive Officer since April 1996;
                                     Secretary, Treasurer and Director since
                                     September 1980

     Robert A. Nicholas      43      Director since November 18, 1999.

     No arrangement or understanding exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

(a)(4)    Business Experience.

     HAROLD F. HERRON graduated from the University of Nebraska at Omaha and has a Masters degree in business administration from the University of Wyoming. He had been president of The Brunton Company, (formerly a wholly-owned USE subsidiary which was sold in February 1996), for more than five years. Mr. Herron is also a director of USE and its vice president since January 1989. Mr. Herron is an officer and director of Ruby Mining company, a shell company which is registered under section 12(g) of the 1934 Act.

     JOHN L. LARSEN has been principally employed as an officer and director of U.S. Energy Corp. (USE") for more than 25 years. Use is a Nasdaq/NMS listed company which owns mineral properties in Colorado, Wyoming, Utah and California. For more than 20 years, Mr. Larsen also has served as an officer and director of Crested Corp. ("Crested"), a majority-owned subsidiary of U.S. Energy Corp. Crested's common stock is registered with the SEC under section 12(g) of the Securities Exchange Act of 1934, and is listed on the "Over-the-Counter Electronic Bulletin Board" which is an electronic trading facility maintained by NASD Regulations, Inc. Mr. Larsen also is a director and/or officer of Plateau Resources Limited and Sutter Gold Mining company, which are private subsidiaries of USE.

     ROBERT A. NICHOLAS has been a director since February 2000. Mr. Nicholas graduated from the University of Wyoming with a degree in political science in 1982 and his law degree from the University of Wyoming College of Law in 1985. Between 1985 and 1990 Mr. Nicholas worked for the Wyoming Attorney General's Office, representing the Public Service Commission and other state agencies. In 1990, Mr. Nicholas moved to Riverton, Wyoming where he opened up his own law practice. Mr. Nicholas conducted a general practice which included performing legal services for U.S. Energy Corp. In February 2000 Mr. Nicholas became full time corporate counsel.

(a)(5)    Directorships.

     Mr. Herron is a director of Ruby Mining Company ("Ruby") and U.S. Energy Corp. ("USE") which are both subject to the reporting requirements of the Securities Exchange Act of 1934. Except noted above, no other person listed in
Item 9(a) is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act, that is subject to the requirements of Section 15(d) of that Act, or that is registered as an investment company under the Investment Company Act of 1940.

(b)  Identification of Certain Employees.

     Not applicable.

(c)  Family Relationships.

     Harold F. Herron is a son-in-law of John L. Larsen, Chairman and CEO of U.S. Energy Corp., a significant shareholder of the Registrant.

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

ITEM 10.  EXECUTIVE COMPENSATION.

(a)(1) Cash Compensation. No executive officer of the Registrant received cash compensation from the Registrant in excess of $100,000 during the last fiscal year. The following table contains information with respect to the aggregate cash compensation paid by the Registrant for the last two years ended May 31, 2001, to the chief executive officer:

                        SUMMARY COMPENSATION TABLE(I)(II)

                                                  ANNUAL COMPENSATION
                                       --------------------------------------
NAME AND PRINCIPAL POSITION            YEAR            SALARY           BONUS
                                       ----            ------           -----
Harold F. Herron, CEO                  2001              -0-             -0-
                                       2000              -0-             -0-

(i) During fiscal 2001 no cash compensation was paid to the Registrant's executive officers.

(ii) The Registrant's principle shareholder USE, and USE's subsidiary, Crested, provide the management and administrative services for the Registrant in exchange for a monthly management fee of $500.

     No cash bonuses were paid by the Registrant to the group of persons identified in paragraph (a) of Item 9, during the last fiscal year.

     Minimum director fees of $1,500 are owed to prior directors for services during each fiscal year. However, for the past several years these amounts have not been paid and have been waived by the directors. It is anticipated that these fees will again be waived for fiscal 2002.

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

                                                  AMOUNT AND
                                                   NATURE OF
                     NAME AND ADDRESS OF          BENEFICIAL        PERCENT
TITLE OF CLASS          BENEFICIAL OWNER           OWNERSHIP        OF CLASS
--------------       -------------------         ------------       --------
Common stock         U.S. Energy Corp.           7,562,219(1)        96.8%
$0.001 value         Glen L. Larsen Building
                     877 North 8th West
                     Riverton, WY  82501

(1) The listed shareholder exercises sole investment and voting powers over the shares set forth opposite its name.

(b)  Security Ownership of Management.

     The following table shows, as of July 31, 2001, the ownership of the Registrant's common stock $.001 par value, by the following officers and directors and all officers and directors as a group.

                                           AMOUNT AND
                                           NATURE OF                PERCENT
                                          BENEFICIAL                  OF
     NAME OF DIRECTOR                    OWNERSHIP (1)              CLASS (2)
     ----------------                    -------------             ---------

     Harold F. Herron                      7,567,794(3)               97.0%
     3425 Riverside Drive
     Riverton,  WY  82501

     John L. Larsen                        7,562,219(3)               96.8%
     201 Hill Street
     Riverton, WY 82501

     Robert A. Nicholas                       -0-                      0.0%
     103 Grandview Lane
     Riverton, WY 82501

     All officers and                      7,567,794(3)               97.0%
     directors as a group
     (three persons)


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

     (3) Includes  7,562,219  shares held by USE, over which Mr. Herron and John
L. Larsen exercise shared voting and dispositive powers as directors of USE.

(c)  Changes in control.

     The Registrant is not aware of any pledge of its securities or any other arrangement which may at a subsequent date result in a change in control of the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)(b)  Transactions with Management and Others.

     Since June 1, 2000, there were no transactions and there are no proposed transactions in which the amount involved exceeds $60,000 and in which any executive officer, nominee or director of the Registrant, any security holder who is known by the Registrant to hold of record or beneficially more than five percent of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing person, had or will have a direct or indirect material interest.

(c)  Principle Shareholder Ownership.

     USE is the principle shareholder of the Registrant and holds 98.6% of the Registrant's common stock.

(d)  Transactions with Promoters.

     Not Applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

1.   Exhibits Required to be filed:

     Exhibit No.

     3.2      Articles of Incorporation -
              Amendment dated August 22, 1979................................[1]

     3.4      By-Laws........................................................[1]

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

                                           NORTHWEST GOLD, INC.
                                           (Registrant)



Date:  August 24, 2001            By:           /s/  Harold F. Herron
                                           -------------------------------------
                                           HAROLD F. HERRON,
                                           Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 24, 2001            By:           /s/  Harold F. Herron
                                           -------------------------------------
                                           HAROLD F. HERRON, Director


Date:  August 24, 2001            By:           /s/  John L. Larsen
                                           -------------------------------------
                                           JOHN L. LARSEN, Director


Date:  August 24, 2001            By:           /s/  Robert A. Nicholas
                                           -------------------------------------
                                           ROBERT A. NICHOLAS, Director


Date:  August 24, 2001            By:           /s/  Robert Scott Lorimer
                                           -------------------------------------
                                           ROBERT SCOTT LORIMER,
                                           Principal Financial Officer and Chief
                                           Accounting Officer