Form 10QSB
period 2001-08-31
NORTHWEST GOLD INC
filed 2001-10-15
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended August 31, 2001 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number 0-10229

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

  Wyoming                                                    81-0384984
-------------------------------------------------         ----------------------
  State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

  877 North 8th West, Riverton, WY                           82501
-------------------------------------------------         ----------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone Number:    (307) 856-9271
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

                      YES   X               NO  ____
                          -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at October 8, 2001
----------------------------------          ------------------------------------
  Common stock, $.001 par value                       7,809,794 Shares

                              NORTHWEST GOLD, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Balance Sheet --  August 31, 2001 .....................3

         Condensed Statements of Operations -- Three Months Ended
           August 31, 2001 and August 31, 2000............................4

         Condensed Statements of Cash Flows-Three
           Months Ended August 31, 2001 and August 31, 2000...............5

         Notes to Condensed Financial Statements .........................6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................7

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.................................8

         Signatures.......................................................9

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                 AUGUST 31, 2001
                                   (Unaudited)

         ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                     $    12,300

Marketable Equity securities                                             10,600


PROPERTY AND EQUIPMENT, at cost                                          29,000
      Less accumulated depreciation                                     (29,000)
                                                                    -----------
                                                                          --

OTHER ASSETS                                                              1,800
                                                                    -----------
                                                                    $    24,700
                                                                    ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable - affiliates                                 $    21,000

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         Unlimited shares authorized,
         7,809,794 shares issued and outstanding,                         7,800
      Additional paid-in capital                                      1,903,900
      Accumulated deficit                                            (1,912,400)
      Unrealized holding gain on
         marketable equity securities                                     4,400
                                                                    -----------
                                                                          3,700
                                                                    -----------
                                                                    $    24,700
                                                                    ===========


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended
                                                   August 31,
                                          ---------------------------
                                              2001            2000
                                              ----            ----

REVENUES:
      Interest                            $       100     $       100


COSTS AND EXPENSES:
      General and administrative                6,300           3,700
                                          -----------     -----------

NET LOSS                                  $    (6,200)    $    (3,600)
                                          ===========     ===========

LOSS PER SHARE                            $      *        $      *
                                          ===========     ===========

WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING                 7,809,794       7,809,794
                                          ===========     ===========

*     Less than $0.01 per share.



            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Three Months Ended
                                                               August 31,
                                                        ------------------------
                                                          2001           2000
                                                          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                          $ (6,200)      $ (3,600)
      Adjustments to reconcile
         net loss to net cash provided by
         operating activities:
         Increase in accounts
           payable - affiliate                             6,300          3,800
                                                        --------       --------

NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                   100            200
                                                        --------       --------

NET INCREASE IN CASH AND
      CASH EQUIVALENTS                                       100            200

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                 12,200         11,700
                                                        --------       --------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                     $ 12,300       $ 11,900
                                                        ========       ========


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     1) The Condensed Balance Sheet as of August 31, 2001 and the Condensed Statements of Operations and Cash Flows for the three months ended August 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of August 31, 2001 the results of operations and cash flows for the three months ended August 31, 2001 and 2000.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2001 Form 10-KSB.

     3) The results of operations for the periods ended August 31, 2001 and 2000, are not necessarily indicative of the operating results which may be experienced for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased by $6,200 during the three months ended August 31, 2001. This reduction increased the working capital deficit to $8,700 as compared to a working capital deficit of $2,500 at May 31, 2001. The decrease in working capital was primarily as a result of an increase of $6,300 in accounts payable to affiliates. The increase in accounts payable was as a result of the Company's parent, U.S. Energy Corp. ("USE") paying certain administrative fees for Company and a management fee of $500 per month.

     The Company anticipates that it will be able to meet its operating requirements for the remainder of the year ending May 31, 2001 unless U.S. Energy Corp. should call for payment of its indebtedness. To continue operating long-term, the Company must secure drilling or construction contracts.

RESULTS OF OPERATIONS

     The Company had no revenues from operations during the most recently completed quarter ended August 31, 2001 or the corresponding quarter of the prior year ended August 31, 2000. In both periods, however, the Company recorded interest revenue of $100 on funds held in interest bearing accounts.

     General and administrative costs increased by $2,600 during the quarter ended August 31, 2001 from the same period of the previous year. This increase was primarily professional fees associated with the year end audit. Audit fees for fiscal 2000 were not recorded until the second quarter. Operations resulted in losses of $6,200 and $3,600 for the quarters ended August 31, 2001 and 2000, respectively.

     The Company's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.  None.

     (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended August 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            NORTHWEST GOLD, INC.
                                            Company



Date: October 8, 2001                  By:    /s/  Harold F. Herron
                                            ------------------------------------
                                            HAROLD F. HERRON,
                                            Chief Executive Officer



Date: October 8, 2001                  By:    /s/  Robert Scott Lorimer
                                            ------------------------------------
                                            ROBERT SCOTT LORIMER,
                                            Principal Financial Officer
                                            and Chief Accounting Officer