Form 10QSB
period 2002-02-28
NORTHWEST GOLD INC
filed 2002-04-11
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal quarter ended February 28, 2002 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

Commission file number 0-10229

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Wyoming                                             81-0384984
-------------------------------------------------       ------------------------
        State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)

        877 North 8th West, Riverton, WY                       82501
-------------------------------------------------       ------------------------
        (Address of principal executive offices)               (Zip Code)

Registrant's telephone Number:   (307) 856-9271
                                -----------------


--------------------------------------------------------------------------------
                                      NONE
      (Former name, address and fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   X              NO
                   -----               -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at April 10, 2002
---------------------------------------      -----------------------------------
     Common stock, $.001 par value                    7,809,794 Shares

                              NORTHWEST GOLD, INC.


                                      INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Balance Sheet --  February 28, 2002 .....................3

           Condensed Statements of Operations --
           Three and Nine Months Ended
           February 28, 2002 and February 28, 2001............................4

           Condensed Statements of Cash Flows-- Nine
           Months Ended February 28, 2002 and February 28, 2001...............5

           Notes to Condensed Financial Statements ...........................6

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................7

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K...................................8

           Signatures.........................................................9

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                                FEBRUARY 28, 2002
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                   $   12,400

Marketable Equity securities                                         10,600


PROPERTY AND EQUIPMENT, at cost                                      29,000
     Less accumulated depreciation                                  (29,000)
                                                                 ----------
                                                                       --

OTHER ASSETS                                                          1,800
                                                                 ----------
                                                                 $   24,800
                                                                 ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable - affiliates                               $   30,900

SHAREHOLDERS' EQUITY
     Common stock, $0.001 par value;
        Unlimited shares authorized,
        7,809,794 shares issued and outstanding,                      7,800
     Additional paid-in capital                                   1,903,900
     Accumulated deficit                                         (1,922,200)
     Unrealized holding gain on
        marketable equity securities                                  4,400
                                                                 ----------
                                                                     (6,100)
                                                                 ----------
                                                                 $   24,800
                                                                 ==========


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                    Three Months Ended                 Nine Months Ended
                                       February 28,                       February 28,
                                -------------------------       --------------------------
                                   2002             2001            2002            2001
                                   ----             ----            ----            ----

REVENUES:
     Interest                   $     - -       $     100       $     200        $    400


COSTS AND EXPENSES:
     General and
        administrative              4,200           2,500          16,200           11,500
                                ----------      ---------       ----------       ---------

NET LOSS                        $  (4,200)      $  (2,400)      $ (16,000)       $ (11,100)
                                =========       =========       =========        =========

LOSS PER SHARE                  $    *          $    *          $    *           $   *
                                =========       =========       =========        =========

WEIGHTED AVERAGE
     NUMBER OF SHARES
     OUTSTANDING                7,809,794       7,809,794       7,809,794        7,809,794
                                =========       =========       =========        =========

*    Less than $0.01 per share.



            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Nine Months Ended
                                                          February 28,
                                                  ----------------------------
                                                     2002              2001
                                                     ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                     $ (16,000)        $ (11,100)
     Adjustments to reconcile
        net loss to net cash provided by
        operating activities:
        Increase in accounts
          payable - affiliate                        16,200            11,500
                                                  ---------         ---------

NET CASH PROVIDED BY
     OPERATING ACTIVITIES                               200               400
                                                  ---------         ---------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                   200               400

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                             12,200            11,700
                                                  ---------         ---------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                $  12,400         $  12,100
                                                  =========         =========


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     1) The Condensed Balance Sheet as of February 28, 2002 and the Condensed Statements of Operations for the three and nine months ended February 28, 2002 and 2001, and Condensed Statements of Cash Flows for the nine months ended February 28, 2002 and 2001 have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of February 28, 2002 the results of operations and cash flows for the three and nine month periods ended February 28, 2002 and 2001.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2001 Form 10-KSB.

     3) The results of operations for the periods ended February 28, 2002 and 2001, are not necessarily indicative of the operating results which may be experienced for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased by $16,000 during the nine months ended February 28, 2002. This reduction resulted in a working capital deficit of $18,500 as compared to a working capital deficit of $2,500 at May 31, 2001. The decrease in working capital was primarily as a result of an increase of $16,200 in accounts payable to affiliates. The increase in accounts payable was as a result of the Company's parent, U.S. Energy Corp. ("USE") paying certain administrative fees for Company and a management fee of $500 per month.

     The Company anticipates that it will be able to meet its operating requirements for the remainder of the year ending May 31, 2002 unless USE should call for payment of its indebtedness. To continue operating long-term, the Company must secure drilling or construction contracts and continue to favorably negotiate the terms of its debt to USE.

RESULTS OF OPERATIONS

     The Company had no revenues from operations during the most recently completed nine months ended February 28, 2002 or the corresponding nine months ended February 28, 2001. The Company, however, recorded interest revenue of $200 and $400 for the nine months ended February 28, 2002 and February 28, 2001 respectively on funds held in interest bearing accounts.

     General and administrative costs increased by $4,700 during the nine months ended February 28, 2002 from the same period of the previous year. This increase was primarily professional fees associated with the year end audit. Operations resulted in losses of $16,000 and $11,100 for the nine months ended February 28, 2002 and 2001, respectively.

     The Company's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. None.

     (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended February 28, 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                NORTHWEST GOLD, INC.
                                                Company



Date: March 15, 2002                By:  /s/  Harold F. Herron
                                         ---------------------------------------
                                                HAROLD F. HERRON,
                                                Chief Executive Officer



Date: March 15, 2002                By:  /s/  Robert Scott Lorimer
                                         ---------------------------------------
                                                ROBERT SCOTT LORIMER,
                                                Principal Financial Officer
                                                and Chief Accounting Officer