Form 10KSB
period 2002-05-31
NORTHWEST GOLD INC
filed 2002-08-29
CIK 352447

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2002 or
[ ]   Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from       to
                                                          -----    -----
Commission file number 0-10229
                       -------

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Wyoming                                     81-0384984
------------------------------------------------         -----------------------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

             877 North 8th West
                Riverton, WY                                    82501
------------------------------------------------         -----------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's Telephone Number, including area code:           (307) 856-9271
                                                         -----------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or in any amendment to this Form 10-KSB. [X]

     Registrant's revenues for fiscal year 2002 were $200.

     There is no established trading market for the Registrant's voting stock and as a result the aggregate market value of shares of that stock held by non-affiliates of the Registrant can not be accurately estimated. The Registrant has securities of only one class of stock (common) outstanding.

               Class                           Outstanding at August 26, 2002
----------------------------------          ------------------------------------
  Common Stock, $0.001 par value                   7,809,794 shares

Documents incorporated by reference:  None.
------------------------------------
Transitional Small Business Disclosure Format: YES___  NO  X
                                                         -----

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

     (b) Holders.

     At August 26, 2002, the Registrant had approximately 1,274 record holders of its common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal year ended May 31, 2002 the Company's working capital decreased by $22,400 to a working capital deficit of $24,900. This decrease came as a result of the Company incurring $20,000 in additional debt to its parent U.S. Energy Corp. ("USE") for general and administrative expenses paid by USE.

     Commitments for the Company's cash resources include its ongoing general and administrative expenses and a management fee of $500 per month to a partnership between USE and its affiliate Crested Corp., USECC Joint Venture. ("USECC")

     The Company does not anticipate that it will generate revenue from operations during the next fiscal year. Sources of working capital are cash on hand and proceeds from the sale of investments, if necessary. It is anticipated that the Company will not have any capital expenditures during fiscal 2003. Sources of capital could come from further liquidation of investment assets or equipment. No assurance can be given that such events will occur.

     The Company will have to work out an arrangement with USE to continue to not call its debt and pay administrative expenses if it is to operate long term. The management of the Company is investigating other means of financing operations that will result in positive cash flow. One alternative may be to merge the Company with a third party company. No assurance can be given that such a transaction is possible.

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED WITH FISCAL 2001

     The Company had no revenues from operations during the years ended May 31, 2002 and May 31, 2001. The Company did, however, record $200 and $500 in interest income earned on monies held in interest bearing accounts during the years ended May 31, 2002 and 2001, respectively.

     General and administrative costs increased by $8,400 during fiscal 2002 from fiscal 2001. This increase in general and administrative expenses is due to increased professional services incurred during the fiscal year ended May 31, 2002.

     The Company's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

     Operations resulted in losses of $22,300 and $13,600 during the years ended May 31, 2002 and 2001, respectively.

ITEM 7.   FINANCIAL STATEMENTS

     Financial statements meeting the requirements of Regulation S-B follow.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of Northwest Gold, Inc.:

We have audited the accompanying balance sheet of NORTHWEST GOLD, INC. (a Wyoming corporation) as of May 31, 2002, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Gold, Inc. as of May 31, 2002, and the results of its operations and its cash flows for the years ended May 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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




GRANT THORNTON, LLP

Denver, Colorado
July 18, 2002

                              NORTHWEST GOLD, INC.

                                  BALANCE SHEET

                                  MAY 31, 2002


                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                  $     9,900

INVESTMENTS (Notes B and C)                                           7,200

PROPERTY AND EQUIPMENT, at cost (Note B):
     Exploration equipment                                           29,000
     Less:  accumulated depreciation                                (29,000)
                                                                -----------
                                                                      --
                                                                -----------
OTHER ASSETS                                                          1,800
                                                                -----------
                                                                $    18,900
                                                                ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable - affiliates                              $    34,800

SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value,
       Unlimited shares authorized,
       7,809,794 shares issued and outstanding                        7,800
     Additional paid-in capital                                   1,903,900
     Accumulated deficit                                         (1,928,500)
     Accumulated other comprehensive loss (Note C)                      900
                                                                -----------
                                                                    (15,900)
                                                                -----------
                                                                $    18,900
                                                                ===========




                 The accompanying notes to financial statements
                    are an integral part of these statements.

                              NORTHWEST GOLD, INC.

                            STATEMENTS OF OPERATIONS


                                                    Year Ended May 31,
                                              -----------------------------
                                                  2002             2001
                                              -----------      ------------
REVENUES:
     Interest                                 $       200      $       500

COSTS AND EXPENSES:
     General and administrative                    22,500           14,100
                                              -----------      -----------

NET LOSS                                      $   (22,300)     $   (13,600)
                                              ===========      ===========


NET LOSS PER SHARE, BASIC AND DILUTED         $      *         $     *
                                              ===========      ===========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES
     OUTSTANDING                                7,809,794        7,809,794
                                              ===========      ===========


* Less than $0.01 per share


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                              NORTHWEST GOLD, INC.

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                        Accumulated      Total
                                     Common Stock         Additional                                       Other       Shareholders'
                                ---------------------      Paid-in     Comprehensive   Accumulated     Comprehensive    Equity
                                 Shares        Amount      Capital        Loss           Deficit       Income (Loss)   (Deficit)
                                ---------      ------    -----------   -------------   ------------    --------------  -----------

Balance, June 1, 2000           7,809,794    $  7,800    $ 1,903,900                   $(1,892,600)     $   (900)      $  18,200

Comprehensive Income:
  Net Loss                           --          --             --     $   (13,600)        (13,600)         --           (13,600)
  Other Comprehensive Loss:
    Unrealized holding
      gain on investments            --          --             --           5,300           --            5,300           5,300
                                                                       -----------

  Comprehensive Loss                 --          --             --     $    (8,300)          --            --              --
                                ---------    --------    -----------   ===========     -----------      --------     -----------

Balance, May 31, 2001           7,809,794       7,800      1,903,900                    (1,906,200)        4,400         9,900

  Other Comprehensive Loss:
    Net Loss                         --          --             --         (22,300)        (22,300)        --           (22,300)
    Unrealized holding
      loss on investments            --          --             --          (3,500)          --           (3,500)         (3,500)
                                                                       -----------

    Comprehensive Loss               --          --             --     $   (25,800)          --            --              --
                                ---------    --------    -----------   ===========     -----------      --------     -----------

Balance, May 31, 2002           7,809,794    $  7,800    $ 1,903,900                   $(1,928,500)     $    900     $ (15,900)
                                =========    ========    ===========                   ===========      ========     =========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                              NORTHWEST GOLD, INC.

                            STATEMENTS OF CASH FLOWS

                                                       Year Ended May 31,
                                                    -----------------------
                                                      2002          2001
                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       $(22,300)     $(13,600)

     Adjustments to reconcile net loss
       to net cash provided by
       operating activities:                            --            --
                                                    --------      --------

NET CASH USED IN
     OPERATING ACTIVITIES                            (22,300)      (13,600)

NET CASH PROVIDED BY
     FINANCING ACTIVITIES
       Increase in accounts payable - affiliate       20,000        14,100
                                                    --------      --------

NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                             (2,300)          500

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                              12,200        11,700
                                                    --------      --------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                  $  9,900      $ 12,200
                                                    ========      ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

     Unrealized (loss) gain on marketable
       equity securities                            $ (3,500)     $  5,300
                                                    ========      ========


No interest or income taxes were paid in the years ended May 31, 2002 and 2001.


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                              NORTHWEST GOLD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002


A.   BUSINESS ORGANIZATION AND DESCRIPTION:

     Northwest Gold, Inc. (the "Company") was incorporated in the State of Wyoming on August 29, 1977 under the name of Silco, Inc. The name was changed in August 1979 to Northwest Gold, Inc. The Company was incorporated to engage in the evaluation, acquisition, exploration, development and/or sale or lease of mineral properties and oil and gas properties. The Company has not had any significant operations since 1981, when the Company halted operations because of non-profitability.

     The Company currently has no operating activities, but continues to incur losses from general and administrative expenses and has a significant accumulated deficit. These expenses are expected to again exceed interest income in fiscal 2003. Management continues to analyze the viability of the Company and its future activities. Substantial doubt remains as to whether the Company will continue as a going concern. However, the Company has no commitments for capital expenditures in the next year and believes its available cash and continued funding from its parent company, U.S. Energy Corp. ("USE"), will be sufficient to fund next year's obligations, primarily for general and administrative expenses.

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

MARKETABLE EQUITY SECURITIES

     The Company accounts for marketable equity securities as available-for-sale securities. Available-for- sale securities are measured at fair value, with net unrealized holding gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized.

NET LOSS PER SHARE, BASIC AND DILUTED

     Net loss per share is computed using the weighted average number of common shares outstanding during the period.

                              NORTHWEST GOLD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                   (CONTINUED)



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

C.       MARKETABLE EQUITY SECURITIES AND RELATED PARTY TRANSACTIONS:

     U.S. Energy Corp., a 89.4% shareholder, and its subsidiary, provide certain management and administrative services to the Company under a management agreement. Charges for these services are $6,000 annually.

     The Company's marketable equity securities consist of the following stocks of affiliated, but not controlled companies:

                                                       May 31, 2002
                                            ------------------------------
                                                                   Fair
                                                                  Market
                                               Cost                Value
                                            -----------        -----------
     U.S. Energy Corp.                      $     4,100        $     5,300
     Crested Corp.                                2,100              1,900
                                            -----------        -----------
                                            $     6,200        $     7,200
                                            ===========        ===========

     The aggregate fair market value of the marketable equity securities decreased $3,500 from June 1, 2001 to May 31, 2002. The net aggregate unrealized holding gain on investments at May 31, 2002 was $900.

D.   INCOME TAXES

     There were no taxes currently payable at May 31, 2002.

     The Company's effective income tax was different than the statutory federal income tax because the Company recognized no benefit for its tax losses.

     The following table reconciles the Company's effective income taxes and statutory federal income taxes:

                                                       May 31,
                                            ------------------------------
                                               2002                 2001
                                            ----------          ----------
     Federal income tax benefit
          at statutory rates                $   7,600           $   4,600
     Less: valuation allowance                 (7,600)             (4,600)
                                            ----------          ----------

     Effective tax                          $    --             $    --
                                            ==========          ==========

         As of May 31, 2002, the Company had net operating loss ("NOL") carryforwards available of approximately $187,200 which expire beginning in 2003 and will continue through 2017. NOL's may be limited due to the change in the Company's ownership during previous years.

     The components of deferred taxes as of May 31, 2002 are as follows:

     Deferred tax assets:
          Tax effect of NOL carryforwards                       $   63,600
          Less valuation allowance                                 (63,600)
                                                                ----------
     Net deferred tax asset                                     $    --
                                                                ==========

     The Company has established a valuation allowance for the full amount of the NOL carryforwards because, in its present non-operating state, the Company's ability to generate future taxable income is uncertain. The deferred tax asset and the related valuation allowance decreased approximately $31,800 and $35,400 for the years ended May 31, 2002 and 2001, respectively due to the expiration of NOL's.


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

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)(1)(2)(3)   Identification of Directors and Executive Officers.

     Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified, or until resignation, removal or death. The Registrant's executive officers and directors are listed below:

     NAME                    AGE     POSITION AND TENURE

     John L. Larsen          70      Director since February 2000, chairman of
                                     the board of directors and CEO of U.S.
                                     Energy Corp.

     Harold F. Herron        48      Chief Executive Officer since April 1996;
                                     Secretary, Treasurer and Director since
                                     September 1980

     Robert A. Nicholas      44      Director since November 18, 1999.

     R. Scott Lorimer        48      Chief Financial Officer since June 8, 1990

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

     JOHN L. LARSEN has been principally employed as an officer and director of U.S. Energy Corp. ("USE") for more than 25 years. USE is a Nasdaq/NMS listed company which owns mineral properties in Colorado, Wyoming, Utah and California. For more than 20 years, Mr. Larsen has also served as an officer and director of Crested Corp. ("Crested"), a majority-owned subsidiary of U.S. Energy Corp. Crested's common stock is registered with the SEC under section 12(g) of the Securities Exchange Act of 1934, and is listed on the "Over-the-Counter Electronic Bulletin Board" which is an electronic trading facility maintained by NASD Regulations, Inc. Mr. Larsen is also a director and/or officer of Plateau Resources Limited and Sutter Gold Mining company, which are private subsidiaries of USE.

     ROBERT A. NICHOLAS has been a director since November 1999. Mr. Nicholas graduated from the University of Wyoming with a degree in political science in 1982 and his law degree from the University of Wyoming College of Law in 1985. Between 1985 and 1990, Mr. Nicholas worked for the Wyoming Attorney General's Office, representing the Public Service Commission and other state agencies. In 1990, Mr. Nicholas moved to Riverton, Wyoming where he opened up his own law practice. Mr. Nicholas conducts a general practice which includes performing legal services for USE and its subsidiaries.

(a)(5)   Directorships.

     Mr. Herron is a director of U.S. Energy Corp. ("USE") which is subject to the reporting requirements of the Securities Exchange Act of 1934. Except, as noted above, no other person listed in Item 9(a) is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act, that is subject to the requirements of Section 15(d) of that Act, or that is registered as an investment company under the Investment Company Act of 1940.

     Mr. Larsen is a director of U.S. Energy Corp. ("USE") and Crested Corp. ("Crested") which are subject to the reporting requirements of the Securities Exchange Act of 1934. Except, as noted above, no other person listed in Item 9(a) is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act, that is subject to the requirements of Section 15(d) of that Act, or that is registered as an investment company under the Investment Company Act of 1940.

(b)  Identification of Certain Employees.

     ROBERT SCOTT LORIMER has been Controller and Chief Accounting Officer for USE and its affiliated companies (including Northwest Gold) for more than 20 years. Mr. Lorimer has also been Chief Financial Officer for USE and Crested since May 25, 1991, their Treasurer since December 14, 1990, and their Vice President Finance since April 1998. There are no understandings between Mr. Lorimer and any other person by which he was named an officer, and he has no family relationship with any of the other executive officers or directors of Northwest Gold, or USE or affiliates of USE. Mr. Lorimer is paid by USECC for his services to the Company.

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

     Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(e) since June 1, 2001, and based upon written representations referred to in Item 405(b)(2)(I) of Regulation S-K, Messrs. Herron, Larsen, Nicholas and Lorimer each will file one late Form 4 for the period from June 1, 2001 through May 31, 2002, as required by Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

(a)(1) Cash Compensation. No executive officer of the Registrant received cash compensation from the Registrant in excess of $100,000 during the last fiscal year. The following table contains information with respect to the aggregate cash compensation paid by the Registrant for the last two years ended May 31, 2002, to the chief executive officer:

                        SUMMARY COMPENSATION TABLE(I)(II)

                                                 ANNUAL COMPENSATION
                                       -------------------------------------
NAME AND PRINCIPAL POSITION            YEAR            SALARY          BONUS
---------------------------            ----            ------          -----

Harold F. Herron, CEO                  2002             -0-             -0-
                                       2001             -0-             -0-

(i) During fiscal 2002 no cash compensation was paid to the Registrant's executive officers.

(ii) The Registrant's principle shareholder, USE, and USE's subsidiary, Crested, provide the management and administrative services for the Registrant in exchange for a monthly management fee of $500.

     No cash bonuses were paid by the Registrant to the group of persons identified in paragraph (a) of Item 9, during the last fiscal year.

     Minimum director fees of $1,500 are owed to prior directors for services during each fiscal year. However, for the past several years these amounts have not been paid and have been waived by the directors. It is anticipated that these fees will again be waived for fiscal 2003.

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

                                                  AMOUNT AND
                                                   NATURE OF
                    NAME AND ADDRESS OF           BENEFICIAL         PERCENT
TITLE OF CLASS       BENEFICIAL OWNER             OWNERSHIP         OF CLASS
--------------       ----------------             ---------         --------

Common stock        U.S. Energy Corp.            6,982,219(1)         89.4%
$0.001 value        Glen L. Larsen Building
                    877 North 8th West
                    Riverton, WY  82501

(1) The listed shareholder exercises sole investment and voting powers over the shares set forth opposite its name.

(b)  Security Ownership of Management.

     The following table shows, as of August 26, 2002, the ownership of the Registrant's common stock $.001 par value, by the following officers and directors and all officers and directors as a group.

                                       AMOUNT AND
                                        NATURE OF                   PERCENT
                                       BENEFICIAL                     OF
     NAME OF DIRECTOR                  NERSHIP (1)                 CLASS (2)
     ----------------                  -----------                 ---------

     Harold F. Herron                  7,027,794(3)                   89.7%
     3425 Riverside Drive
     Riverton,  WY  82501

     John L. Larsen                    7,024,219(3)                   89.6%
     201 Hill Street
     Riverton, WY 82501

     Robert A. Nicholas                   40,000                      *
     103 Grandview Lane
     Riverton, WY 82501

     Robert Scott Lorimer                 40,000                      *
     11 Korell Court
     Riverton, WY 82501

     All officers and                  7,149,794(3)                   91.5%
     directors as a group
     (four persons)

     *   Less than one percent.

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

     (3) Includes 6,982,219 shares held by USE, over which Mr. Herron and John
L. Larsen exercise shared voting and dispositive powers as directors of USE.

(c)  Changes in control.

     The Registrant is not aware of any pledge of its securities or any other arrangement which may at a subsequent date result in a change in control of the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)(b)   Transactions with Management and Others.

     Since June 1, 2001, there were no transactions and there are no proposed transactions in which the amount involved exceeds $60,000 and in which any executive officer, nominee or director of the Registrant, any security holder who is known by the Registrant to hold of record or beneficially more than five percent of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing person, had or will have a direct or indirect material interest.

(c)  Principle Shareholder Ownership.

     USE is the principle shareholder of the Registrant and holds 89.4% of the Registrant's common stock.

(d)  Transactions with Promoters.

     Not Applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

1.   Exhibits Required to be filed:

     Exhibit No.

     3.2      Articles of Incorporation -
              Amendment dated August 22, 1979................................[1]

     3.4      By-Laws........................................................[1]

     99.1     Certification Pursuant to Section 1350 of Chapter 63
              of Title 18 of the United States Code..........................21

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

                                                 NORTHWEST GOLD, INC.
                                                 (Registrant)



Date: August 29, 2002                       By:    /s/  Harold F. Herron
                                                 -------------------------------
                                                 HAROLD F. HERRON,
                                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 29, 2002                       By:    /s/ Harold F. Herron
                                                 -------------------------------
                                                 HAROLD F. HERRON, Director


Date: August 29, 2002                       By:    /s/ John L. Larsen
                                                 -------------------------------
                                                 JOHN L. LARSEN, Director


Date: August ____, 2002                     By:
                                                 -------------------------------
                                                 ROBERT A. NICHOLAS, Director


Date: August 29, 2002                       By:    /s/  Robert Scott Lorimer
                                                 -------------------------------
                                                 ROBERT SCOTT LORIMER,
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer