Form 10QSB
period 2002-08-31
NORTHWEST GOLD INC
filed 2002-10-15
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended August 31, 2002 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number 0-10229

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

     Wyoming                                               81-0384984
-------------------------------------------------     --------------------------
     State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     877 North 8th West, Riverton, WY                      82501
-------------------------------------------------     --------------------------
     (Address of principal executive offices               (Zip Code)

Registrant's telephone Number:  (307) 856-9271
                               ------------------


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

                 Class                         Outstanding at October 10, 2002
---------------------------------------     ------------------------------------
     Common stock, $.001 par value                   7,809,794 Shares

                              NORTHWEST GOLD, INC.


                                      INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Balance Sheet -- August 31, 2002 ..........................3

          Condensed Statements of Operations -- Three Months Ended
          August 31, 2002 and 2001.............................................4

          Condensed Statements of Cash Flows-- Three Months Ended
          August 31, 2002 and 2001.............................................5

          Notes to Condensed Financial Statements .............................6

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations........................7

ITEM 3.   Controls and Procedures..............................................7

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings....................................................8

ITEM 6.   Exhibits and Reports on Form 8-K.....................................8

          Signatures...........................................................8

          Certificates......................................................9-10

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                             CONDENSED BALANCE SHEET
                                 AUGUST 31, 2002
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:

       Cash and cash equivalents                                $    10,000

INVESTMENTS                                                           7,200


PROPERTY AND EQUIPMENT:
       Exploration equipment                                         29,000
       Less:  accumulated depreciation                              (29,000)
                                                                -----------
                                                                      --

OTHER ASSETS                                                          1,800
                                                                -----------
                                                                $    19,000
                                                                ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Accounts payable                                         $    44,200

SHAREHOLDERS' EQUITY:
       Common stock, $.001 par value,
          Unlimited shares authorized,
          7,809,794 shares issued and outstanding                     7,800
       Additional paid-in capital                                 1,903,900
       Accumulated deficit                                       (1,937,800)
       Accumulated other comprehensive income                           900
                                                                -----------
TOTAL SHAREHOLDERS' DEFICIT                                         (25,200)
                                                                -----------
                                                                $    19,000
                                                                ===========



            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                      August 31,
                                                            ----------------------------
                                                                2002            2001
                                                            ------------    ------------

REVENUES:
      Interest                                              $      --       $       100


COSTS AND EXPENSES:
      General and administrative                                  9,300           6,300
                                                            -----------     -----------

NET LOSS                                                    $    (9,300)    $    (6,200)
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

                              NORTHWEST GOLD, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                     Three Months Ended
                                                          August 31,
                                                   -----------------------
                                                      2002          2001
                                                   ---------     ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                     $ (9,300)     $ (6,200)
      Adjustments to reconcile
         net loss to net cash provided by
         operating activities:
         Increase in accounts
           payable - affiliate                        9,400         6,300
                                                   --------      --------

NET CASH PROVIDED BY
      OPERATING ACTIVITIES                              100           100
                                                   --------      --------

NET INCREASE IN CASH AND
      CASH EQUIVALENTS                                  100           100

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                             9,900        12,200
                                                   --------      --------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                $ 10,000      $ 12,300
                                                   ========      ========


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     1) The Condensed Balance Sheet as of August 31, 2002, the Condensed Statements of Operations for the three months ended August 31, 2002 and 2001, and the Condensed Statements of Cash Flows for the three months ended August 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of August 31, 2002 the results of operations and cash flows for the three month periods ended August 31, 2002 and 2001.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2002 Form 10-KSB.

     3) The results of operations for the periods ended August 31, 2002 and 2001, are not necessarily indicative of the operating results which may be experienced for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working deficit increased by $9,300 during the three months ended August 31, 2002 to a working capital deficit of $34,200 as compared to a working capital deficit of $24,900 at May 31, 2002. The decrease in working capital was primarily as a result of an increase of $9,400 in accounts payable to affiliates. The increase in accounts payable was as a result of the Company's parent, U.S. Energy Corp. ("USE") paying certain administrative fees for Company and a management fee of $500 per month.

     The Company anticipates that it will not be able to meet its operating requirements for the fiscal year ending May 31, 2003 unless it can continue to rely upon USE to advance funds for its administrative costs and expenses. To continue operating long-term, the Company must continue to favorably negotiate the terms of its debt to USE and develop operations that generate cash flow. USE has notified the management of the Company that it is negotiating with third parties who have expressed an interest in purchasing all or a majority of USE's ownership position in the Company.

RESULTS OF OPERATIONS

     The Company had no revenues during the quarter ended August 31, 2002, as compared to interest revenue of $100 during the quarter ended August 31, 2001.

     General and administrative costs increased by $3,000 during the three months ended August 31, 2002 from the same period of the previous year. This increase was primarily contract services related to the Company's common stock listing. Operations resulted in losses of $9,300 and $6,200 for the three months ended August 31, 2002 and 2001, respectively.

     The Company's operations consist primarily of administrative activities associated with the preparation of reports and documents required by law.

ITEM 3.   CONTROLS AND PROCEDURES

     In the 90 day period before the filing of this report, the chief executive and chief financial officers of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures we maintain, which are designed to insure that all of the information required to be disclosed by the Company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including the chief executive and chief financial officers of the Company, as appropriate to allow those persons to make timely decisions regarding required disclosure.

     Subsequent to date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Company's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is currently not involved and any legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended August 31, 2002.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            NORTHWEST GOLD, INC.
                                            Company



Date: October 10, 2002                 By:  /s/  Harold F. Herron
                                            ------------------------------------
                                            HAROLD F. HERRON,
                                            Chief Executive Officer



Date: October 10, 2002                 By:  /s/  Robert Scott Lorimer
                                            ------------------------------------
                                            ROBERT SCOTT LORIMER,
                                            Principal Financial Officer
                                            and Chief Accounting Officer

                                  CERTIFICATION

     I, Robert Scott Lorimer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Northwest Gold, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 10th day of October, 2002.


                                              /s/  Robert Scott Lorimer
                                            ------------------------------------
                                            Robert Scott Lorimer,
                                            Chief Financial Officer

                                  CERTIFICATION

         I, Harold F. Herron, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Northwest Gold, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 10th day of October, 2002.


                                            /s/  Harold F. Herron
                                            ------------------------------------
                                            Chief Executive Officer