Form 10QSB
period 2002-11-30
NORTHWEST GOLD INC
filed 2003-01-14
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal quarter ended November 30, 2002 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _____ to _____

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

               Class                          Outstanding at January 8, 2003
---------------------------------------     ------------------------------------
     Common stock, $.001 par value                   7,809,794 Shares

                              NORTHWEST GOLD, INC.


                                      Index


PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Balance Sheet --  November 30, 2002 ......................3

          Condensed Statements of Operations --
          Three and Six Months Ended
          November 30, 2002 and November 30, 2001.............................4

          Condensed Statements of Cash Flows-- Six
          Months Ended November 30, 2002 and November 30, 2001................5

          Notes to Condensed Financial Statements ............................6

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................7

ITEM 3.   Controls and Procedures.............................................7

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K....................................8

          Signatures..........................................................8

          Certifications...................................................9-10

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                            Condensed Balance Sheets
                                November 30, 2002
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                            $     10,000

Marketable Equity securities                                      8,800


PROPERTY AND EQUIPMENT, at cost                                  29,000
      Less accumulated depreciation                             (29,000)
                                                           ------------
                                                                   --

OTHER ASSETS                                                      1,800
                                                           ------------
                                                           $     20,600
                                                           ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable - affiliates                        $     49,600

SHAREHOLDERS' EQUITY
      Common stock, $0.001 par value;
         Unlimited shares authorized,
         7,809,794 shares issued and outstanding,                 7,800
      Additional paid-in capital                              1,903,900
      Accumulated deficit                                    (1,943,200)
      Unrealized holding gain on
         marketable equity securities                             2,500
                                                           ------------
                                                                (29,000)
                                                           ------------
                                                           $     20,600
                                                           ============


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Operations
                                   (Unaudited)


                                              Three Months Ended            Six Months Ended
                                                November 30,                   November 30,
                                        --------------------------      -------------------------
                                           2002            2001            2002            2001
                                           ----            ----            ----            ----

REVENUES:
      Interest                          $      100      $      100      $     100      $      200


COSTS AND EXPENSES:
      General and
         administrative                      5,500           5,700         14,800          12,000
                                        ----------      ----------      ---------      ----------

NET LOSS                                $   (5,400)     $   (5,600)     $ (14,700)     $  (11,800)
                                        ==========      ==========      =========      ==========

LOSS PER SHARE                          $     *         $     *         $    *         $    *
                                        ==========      ==========      =========      ==========

WEIGHTED AVERAGE
      NUMBER OF SHARES
      OUTSTANDING                        7,809,794       7,809,794      7,809,794       7,809,794
                                        ==========      ==========      =========      ==========

*     Less than $0.01 per share.



            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                      Six Months Ended
                                                        November 30,
                                                   -----------------------
                                                      2002         2001
                                                      ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                     $(14,700)     $(11,800)
      Adjustments to reconcile
         net loss to net cash provided by
         operating activities:
         Increase in accounts
           payable - affiliate                       14,800        12,000
                                                   --------      --------

NET CASH PROVIDED BY
      OPERATING ACTIVITIES                              100           200
                                                   --------      --------

NET INCREASE IN CASH AND
      CASH EQUIVALENTS                                  100           200

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                             9,900        12,200
                                                   --------      --------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                $ 10,000      $ 12,400
                                                   ========      ========


            See accompanying notes to condensed financial statements.

                              NORTHWEST GOLD, INC.

                     Notes to Condensed Financial Statements


     1) The Condensed Balance Sheet as of November 30, 2002 and the Condensed Statements of Operations for the three and six months ended November 30, 2002 and 2001, and Condensed Statements of Cash Flows for the six months ended November 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of the Company as of November 30, 2002, and the results of operations and cash flows for the periods ended November 30, 2002 and 2001.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's May 31, 2002 Form 10-KSB.

     3) The results of operations for the periods ended November 30, 2002 and 2001, are not necessarily indicative of the operating results which may be experienced for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit increased by $14,700 during the six months ended November 30, 2002 to a working capital deficit of $39,600 as compared to a working capital deficit of $24,900 at May 31, 2002. The decrease in working capital was a result of an increase of $14,800 in accounts payable to affiliates. The increase in accounts payable was as a result of the Company's parent, U.S. Energy Corp. ("USE") paying certain administrative fees for Company and a management fee of $500 per month.

     During a Board of Directors meeting held on December 16, 2002, the directors unanimously voted to change the Company's year end from May 31 to December 31, effective December 31, 2002. The Company anticipates that it will not be able to meet its operating requirements for the year ending December 31, 2002 unless it can continue to rely upon USE to advance funds for its administrative costs and expenses. To continue operating long-term, the Company must continue to favorably negotiate the terms of its debt to USE and develop operations that generate cash flow. USE has notified the management of the Company that it is negotiating with third parties who have expressed an interest in purchasing all or a majority of USE's ownership position in the Company.

RESULTS OF OPERATIONS

     The Company recognized $100 in interest revenues during the six months ended November 30, 2002, as compared to interest revenue of $200 during the six months ended November 30, 2001.

     General and administrative costs increased by $2,800 during the six months ended November 30, 2002 from the same period of the previous year. This increase was primarily as a result of contract services related to the Company's common stock listing. Operations resulted in losses of $14,700 and $11,800 for the six months ended November 30, 2002 and 2001, respectively.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended November 30, 2002.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 NORTHWEST GOLD, INC.
                                                 Company



Date: January 13, 2003                      By:    /s/  Harold F. Herron
                                                 -------------------------------
                                                 HAROLD F. HERRON,
                                                 Chief Executive Officer



Date: January 13 2003                       By:    /s/  Robert Scott Lorimer
                                                 -------------------------------
                                                 ROBERT SCOTT LORIMER,
                                                 Principal Financial Officer
                                                 and Chief Accounting Officer

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

DATED this 13th day of January, 2003.


                                                   /s/  Robert Scott Lorimer
                                                 -------------------------------
                                                 Robert Scott Lorimer,
                                                 Chief Financial Officer

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

DATED this 13th day of January, 2003.


                                                   /s/  Harold F. Herron
                                                 -------------------------------
                                                 Harold F. Herron,
                                                 Chief Executive Officer