Form 10KSB
period 2002-12-31
NORTHWEST GOLD INC
filed 2003-03-26
CIK 352447

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[ ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended ______ or
[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from June 1, 2002 to December 31, 2002
Commission file number 0-10229

                              NORTHWEST GOLD, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Wyoming                                      81-0384984
-------------------------------------------------     --------------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

            877 North 8th West
               Riverton, WY                                       82501
-------------------------------------------------     --------------------------
   (Address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number, including area code:          (307) 856-9271
                                                      --------------------------

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

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or in any amendment to this Form 10-KSB. [X]

  Registrant's revenues for the seven months ended December 31, 2002 were $100.

     There is no established trading market for the Registrant's voting stock and as a result the aggregate market value of shares of that stock held by non-affiliates of the Registrant can not be accurately estimated. The Registrant has securities of only one class of stock (common) outstanding.

                  Class                        Outstanding at March 24, 2003
---------------------------------------     ------------------------------------
     Common Stock, $0.001 par value                    7,809,794 shares

Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format: YES  X     NO

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

     (a)(3) In the seven months ended December 31, 2002 and the last two fiscal years ended May 31, 2002 and 2001, the Registrant did not engage in any material reclassification, merger or consolidation, nor did it acquire or dispose of any material amount of assets otherwise than in the ordinary course of business.

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

     (b)(4) Not Applicable

     (b)(5) Not Applicable

     (b)(6) Not Applicable

     (b)(7) The Registrant's business is not dependent upon any single or a few customers; during the most recently completed full fiscal year and the seven months ended December 31, 2002, the Registrant received 100% of its revenues from interest earned on cash assets.

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

     (b)(11) During its past seven months ended December 31, 2002 and the last two fiscal years ended May 31, 2002 and 2001, the Registrant has made no expenditures for company-sponsored research and development activities nor has it received revenues from customer-sponsored research and development projects.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     None

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS
          ----------------------------------------------------

     (a)(1) Market Information

     There is no established trading market for the Registrant's common stock, which trades infrequently, if at all, in the over-the-counter market. The Registrant has been unable to establish that there was trading in the stock during the past two years or determine whether any price quotations or sale prices may have been provided during that period.

         (b)  Holders.

     At February 28, 2003, the Registrant had approximately 1,276 record holders of its common stock.

     (c) Dividends.

     The Registrant has paid no dividends with respect to its common stock and has no intention to pay cash dividends in the foreseeable future. There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------

     The following is Management's Discussion and Analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations during the periods included in the accompanying financial statements. The discussion contains forward-looking statements that involve risks and uncertainties. Due to uncertainties in the minerals business, the Company's actual results may differ materially from the results discussed in any such forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company changed its year end from May 31 to December 31 effective December 31, 2002. During the seven months ended December 31, 2002 the Company's working capital decreased by $15,200 to a working capital deficit of $40,100. This decrease came primarily as a result of the Company incurring $15,300 in additional debt to its parent U.S. Energy Corp. ("USE") for general and administrative expenses paid by USE.

     Sources of working capital are cash on hand and proceeds from the sale of equipment and investments, if necessary. No assurance can be given that such sales will occur. It is anticipated that the Company will not have any capital expenditures during 2003. The Company also does not anticipate that it will generate revenue from operations during the next calendar year.

     Commitments for the Company's cash resources include its debt to USE of $50,100 and its on going general and administrative expenses and a management fee of $500 per month to a partnership between USE and its affiliate Crested Corp., USECC Joint Venture. ("USECC")

     The Company will have to continue to work out an arrangement with USE not to call its debt and to continue to pay its administrative expenses if it is to continue into the future. The management of the

Company is investigating other means of financing. One alternative may be to merge the Company with a third party company. No assurance can be given that such a transaction is possible.

RESULTS OF OPERATIONS

SEVEN MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH
SEVEN MONTHS ENDED DECEMBER 31, 2001

     The Company had no revenues from operations during the seven month periods ended December 31, 2002 and 2001. The Company did, however, record $100 in interest income earned on monies held in interest bearing accounts during each of the seven month periods ended December 31, 2002 and 2001.

     General and administrative costs increased by $2,700 during the seven months ended December 31, 2002 from the seven months ended December 31, 2001. This increase in general and administrative expenses is due to increased professional services incurred during the seven months ended December 31, 2002 relating to the Company's listing on a stock exchange.

     The Company's operations consist primarily of administrative activities associated with the preparation of various reports and documents as required by law.

     Operations resulted in losses of $15,300 during the seven months ended December 31, 2002 as compared to a loss of $12,600 fr the seven month periods ended December 31, 2001.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of Northwest Gold, Inc.:

We have audited the accompanying balance sheets of NORTHWEST GOLD, INC. (a Wyoming corporation) as of December 31, 2002 and May 31, 2002, and the related statements of operations, shareholders' equity (deficit) and cash flows for the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Gold, Inc. as of December 31, 2002 and May 31, 2002, and the results of its operations and its cash flows for the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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




GRANT THORNTON, LLP

Denver, Colorado
February 28, 2003

                              NORTHWEST GOLD, INC.

                                  BALANCE SHEET

                                                            DECEMBER 31,       MAY 31,
                                                               2002             2002
                                                           -----------      -----------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                             $    10,000      $     9,900

INVESTMENTS (Notes B and C)                                      6,600            7,200

PROPERTY AND EQUIPMENT, at cost (Note B):
     Exploration equipment                                      29,000           29,000
     Less:  accumulated depreciation                           (29,000)         (29,000)
                                                           -----------      -----------

OTHER ASSETS                                                     1,800            1,800
                                                           -----------      -----------
                                                           $    18,400      $    18,900
                                                           ===========      ===========



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable - affiliates                         $    50,100      $    34,800

SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value,
       200,000,000 shares authorized,
       7,809,794 shares issued and outstanding                   7,800            7,800
     Additional paid-in capital                              1,903,900        1,903,900
     Accumulated deficit                                    (1,943,800)      (1,928,500)
     Accumulated other comprehensive loss (Note C)                 400              900
                                                           -----------      -----------
                                                               (31,700)         (15,900)
                                                           -----------      -----------
                                                           $    18,400      $    18,900
                                                           ===========      ===========




                 The accompanying notes to financial statements
                    are an integral part of these statements.

                              NORTHWEST GOLD, INC.

                            STATEMENTS OF OPERATIONS


                                               Seven Months
                                            Ended December 31,                 Year Ended May 31,
                                        ----------------------------     -----------------------------
                                            2002             2001            2002             2001
                                        -----------      -----------     -----------      ------------
                                                                         (unaudited)
REVENUES:
     Interest                           $       100      $       100     $       200      $       500

COSTS AND EXPENSES:
     General and administrative              15,400           12,700          22,500           14,100
                                        -----------      -----------     -----------      -----------

NET LOSS                                $   (15,300)     $   (12,600)    $   (22,300)     $   (13,600)
                                        ===========      ===========     ===========      ===========

NET LOSS PER SHARE,
     BASIC AND DILUTED                  $         *      $         *     $         *      $          *
                                        -----------      -----------     -----------      ------------

BASIC AND DILUTED WEIGHTED
     AVERAGE SHARES OUTSTANDING           7,809,794        7,809,794       7,809,794        7,809,794
                                        ===========      ===========     ===========      ===========


* Less than $0.01 per share


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                              NORTHWEST GOLD, INC.

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                          Common Stock             Additional
                                     -------------------------       Paid-in
                                       Shares          Amount        Capital

Balance, June 1, 2000                7,809,794     $     7,800     $ 1,903,900

Comprehensive Income:
     Net Loss                             --              --              --
     Other Comprehensive Loss:
       Unrealized holding
         gain on investments              --              --              --

     Comprehensive Loss                   --              --              --
                                     ---------     -----------     -----------

Balance, May 31, 2001                7,809,794           7,800       1,903,900

     Other Comprehensive Loss:
       Net Loss                           --              --              --
       Unrealized holding
         loss on investments              --              --              --

       Comprehensive Loss                 --              --              --
                                     ---------     -----------     -----------

Balance, May 31, 2002                7,809,794           7,800       1,903,900

Other Comprehensive Loss:
       Net Loss                           --              --              --
       Unrealized holding
         loss on investments              --              --              --

       Comprehensive Loss                 --              --              --
                                     ---------     -----------     -----------

Balance, December 31, 2002           7,809,794     $     7,800     $ 1,903,900
                                     =========     ===========     ===========


                                       9a

                              NORTHWEST GOLD, INC.

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                     Accumulated          Total
                                                                        Other         Shareholders'
                                   Comprehensive    Accumulated      Comprehensive        Equity
                                        Loss          Deficit        Income (Loss)       (Deficit)
                                   -------------    -----------      -------------    ------------


Balance, June 1, 2000                               $(1,892,600)     $      (900)     $    18,200

Comprehensive Income:
     Net Loss                      $   (13,600)         (13,600)            --            (13,600)
     Other Comprehensive Loss:
       Unrealized holding
         gain on investments             5,300             --              5,300            5,300
                                   -----------

     Comprehensive Loss            $    (8,300)            --               --               --
                                   ===========      -----------      -----------      -----------

Balance, May 31, 2001               (1,906,200)           4,400            9,900

     Other Comprehensive Loss:
       Net Loss                        (22,300)         (22,300)            --            (22,300)
       Unrealized holding
         loss on investments            (3,500)            --             (3,500)          (3,500)
                                   -----------

       Comprehensive Loss          $   (25,800)            --               --               --
                                   ===========      -----------      -----------      -----------

Balance, May 31, 2002               (1,928,500)             900          (15,900)

Other Comprehensive Loss:
       Net Loss                        (15,300)         (15,300)            --            (15,300)
       Unrealized holding
         loss on investments              (500)            --               (500)            (500)
                                   -----------

       Comprehensive Loss          $   (15,800)            --               --               --
                                   ===========      -----------      -----------      -----------

Balance, December 31, 2002                          $(1,943,800)     $       400      $   (31,700)
                                                    ===========      ===========      ===========



               The accompanying notes to financial statements are
                     an integral part of these statements.


                                        9b

                              NORTHWEST GOLD, INC.

                            STATEMENTS OF CASH FLOWS

                                                    Seven Months
                                                        Ended
                                                    December 31,         Year Ended May 31,
                                                    ------------      -----------------------
                                                        2002             2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       $ (15,300)        $ (22,300)     $ (13,600)

     Adjustments to reconcile net loss
       to net cash provided by
       operating activities:                            --                 --            --
                                                    ---------         ---------      ---------

NET CASH USED IN
     OPERATING ACTIVITIES                             (15,300)          (22,300)       (13,600)

NET CASH PROVIDED BY
     FINANCING ACTIVITIES
       Increase in accounts payable - affiliate        15,400            20,000         14,100
                                                    ---------         ---------      ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                 100            (2,300)           500

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                9,900            12,200         11,700
                                                    ---------         ---------      ---------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                  $  10,000         $   9,900      $  12,200
                                                    =========         =========      =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

     Unrealized (loss) gain on marketable
       equity securities                            $    (500)        $  (3,500)     $   5,300
                                                    =========         =========      =========


No interest or income taxes were paid for the seven months ended December 31, 2002 or the years ended May 31, 2002 and 2001.


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                              NORTHWEST GOLD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

     The Company currently has no operating activities, but continues to incur losses from general and administrative expenses and has a significant accumulated deficit. These expenses are expected to again exceed interest income in 2003. Management continues to analyze the viability of the Company and its future activities. Substantial doubt remains as to whether the Company will continue as a going concern. However, the Company has no commitments for capital expenditures in the next year and believes its available cash and continued funding from its parent company, U.S. Energy Corp. ("USE"), will be sufficient to fund next year's obligations, primarily for general and administrative expenses.

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

PROPERTY AND EQUIPMENT

     The Company capitalizes all costs related to the acquisition, exploration and development of mineral properties. Capitalized costs are charged to operations when the properties are determined to have declined in value or have been abandoned. The Company currently has no capitalized costs associated with mineral properties.

     Depreciation of vehicles, machinery and equipment was provided by the straight-line method over the estimated useful lives of the related assets. All such vehicles, machinery and equipment have been fully depreciated.

MARKETABLE EQUITY SECURITIES

     The Company accounts for marketable equity securities as available-for-sale securities. Available-for-sale securities are measured at fair market value, with net unrealized holding gains and losses excluded from earnings and reported as a separate component of comprehensive income until realized.

                              NORTHWEST GOLD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (CONTINUED)


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

     The Company's marketable equity securities consist of the following stocks of affiliated, but not controlled companies:

                                   December 31, 2002                  May 31, 2002
                                ----------------------          -----------------------
                                                Fair                             Fair
                                               Market                           Market
                                   Cost        Value               Cost         Value
                                ---------    ---------          ---------     ---------
     U.S. Energy Corp.          $   4,100    $   4,900          $   4,100     $   5,300
     Crested Corp.                  2,100        1,700              2,100         1,900
                                ---------    ---------          ---------     ---------
                                $   6,200    $   6,600          $   6,200     $   7,200
                                =========    =========          =========     =========

                              NORTHWEST GOLD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (CONTINUED)


     The aggregate fair market value of the marketable equity securities decreased $500 from June 1, 2002 to December 31, 2002 and $3,500 from June 1, 2001 to May 31, 2002. The net aggregate unrealized holding gain on investments at December 31, 2002 was $400, and May 31, 2001 was $900.

D.   INCOME TAXES

     There were no taxes currently payable at December 31, 2002 or May 31, 2002.

     The Company's effective income tax was different than the statutory federal income tax because the Company recognized no benefit for its tax losses.

         The following table reconciles the Company's effective income taxes and statutory federal income taxes:

                                                December 31,               May 31,
                                               -------------      --------------------------
                                                    2002             2002            2001
     Federal income tax benefit
          at statutory rates                    $    5,200        $   7,600        $   4,600
     Less: valuation allowance                      (5,200)          (7,600)          (4,600)
                                                ----------        ---------        ---------

     Effective tax                              $   --            $    --          $    --
                                                ==========        =========        =========

     As of December 31, 2002, the Company had net operating loss ("NOL") carryforwards available of approximately $69,200 which expire beginning in 2003 and will continue through 2018. NOL's may be limited due to the change in the Company's ownership during previous years.

     The components of deferred taxes as of December 31, 2002 are as follows:

     Deferred tax assets:
          Tax effect of NOL carryforwards        $   23,500
          Less valuation allowance                  (23,500)
                                                 ----------
     Net deferred tax asset                      $    --
                                                 ==========

     The Company has established a valuation allowance for the full amount of the NOL carryforwards because, in its present non-operating state, the Company's ability to generate future taxable income is uncertain. The deferred tax asset and the related valuation allowance decreased approximately $40,000 and $31,800 for the seven months ended December 31, 2002 and the fiscal year ended May 31, 2002, respectively, due to the expiration of NOL's.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -------------------------------------------------

     Not Applicable.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)(1)(2)(3) Identification of Directors and Executive Officers.

     Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified, or until resignation, removal or death. The Registrant's executive officers and directors are listed below:

     NAME                    AGE      POSITION AND TENURE
     ----                    ---      -------------------

     John L. Larsen          71       Director since February 2000, chairman of
                                      the board of directors and CEO of U.S.
                                      Energy Corp.

     Harold F. Herron        49       Chief Executive Officer since April 1996;
                                      Secretary, Treasurer and Director since
                                      September 1980

     Robert A. Nicholas      45       Director since November 18, 1999.

     R. Scott Lorimer        52       Chief Financial Officer since June 8, 1990


     No arrangement or understanding exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

(a)(4) Business Experience.

     JOHN L. LARSEN has been principally employed as an officer and director of U.S. Energy Corp. ("USE") for more than 35 years. USE is a Nasdaq/NMS listed company which owns mineral properties in Colorado, Wyoming, Utah and California. For more than 20 years, Mr. Larsen has also served as an officer and director of Crested Corp. ("Crested"), a majority-owned subsidiary of U.S. Energy Corp. Crested's common stock is registered with the SEC under section 12(g) of the Securities Exchange Act of 1934, and is listed on the "Over-the-Counter Electronic Bulletin Board" which is an electronic trading facility maintained by NASD Regulations, Inc. Mr. Larsen is also a director and/or officer of Plateau Resources Limited and Sutter Gold Mining company, which are private subsidiaries of USE.

     HAROLD F. HERRON graduated from the University of Nebraska at Omaha and has a Masters degree in business administration from the University of Wyoming. Mr. Herron is also a director of USE and its vice president since January 1989.

     ROBERT A. NICHOLAS has been a director since November 1999. Mr. Nicholas graduated from the University of Wyoming with a degree in political science in 1982 and his law degree from the University of Wyoming College of Law in 1985. Mr. Nicholas conducts a general practice of law which includes performing legal services for USE and its subsidiaries.

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

(b) Identification of Certain Employees.

     ROBERT SCOTT LORIMER has been the Chief Accounting Officer for USE and its affiliated companies (including Northwest Gold) for more than 20 years. Mr. Lorimer has also been Chief Financial Officer for USE and Crested since May 25, 1991, their Treasurer since December 14, 1990, and their Vice President Finance since April 1998. There are no understandings between Mr. Lorimer and any other person by which he was named an officer, and he has no family relationship with any of the other executive officers or directors of Northwest Gold, or USE or affiliates of USE. Mr. Lorimer is paid by USECC for his services to the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION.

(a)(1) Cash Compensation. No executive officer of the Registrant received cash compensation from the Registrant in excess of $100,000 during the seven months ended December 31, 2002 and the fiscal year ended May 31, 2002. The following table contains information with respect to the aggregate cash compensation paid by the Registrant for the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001, to the chief executive officer:


                        SUMMARY COMPENSATION TABLE(I)(II)

                                                                             ANNUAL COMPENSATION
                                                                  -----------------------------------------
NAME AND PRINCIPAL POSITION                                       YEAR             SALARY             BONUS
---------------------------                                       ----             ------             -----

Harold F. Herron, CEO
                                    Seven months ended December 31, 2002             -0-              -0-
                                                 Year ended May 31, 2002             -0-              -0-
                                                 Year ended May 31, 2001             -0-              -0-


(i) During the seven months ended December 31, 2002 and fiscal years ended May 31, 2002 and 2001, no cash compensation was paid to the Registrant's executive officers.

(ii) The Registrant's principle shareholder, USE, and USE's subsidiary, Crested, provide the management and administrative services for the Registrant in exchange for a monthly management fee of $500.

     No cash bonuses were paid by the Registrant to the group of persons identified in paragraph (a) of Item 9, during the seven months ended December 31, 2002 and the fiscal years ended May 31, 2002 and 2001.

     Minimum director fees of $1,500 are owed to prior directors for services during each fiscal year. However, for the past several years these amounts have not been paid and have been waived by the directors. It is anticipated that these fees will again be waived for 2003.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners.

     The following table shows those persons (including any group) known by the Registrant to be the beneficial owners of more than five percent of the Registrant's common stock at Report date.


                     NAME AND ADDRESS OF           AMOUNT AND NATURE OF       PERCENT
TITLE OF CLASS          BENEFICIAL OWNER           BENEFICIAL OWNERSHIP       OF CLASS
--------------       -------------------           --------------------       --------

Common stock         U.S. Energy Corp.                 6,982,219(1)            89.4%
$0.001 value         Glen L. Larsen Building
                     877 North 8th West
                     Riverton, WY  82501

(1) The listed shareholder exercises sole investment and voting powers over the shares set forth opposite its name.

(b)  Security Ownership of Management.

     The following table shows, as of December 31, 2002, the ownership of the Registrant's common stock $.001 par value, by the following officers and directors and all officers and directors as a group.



                                      AMOUNT AND NATURE OF            PERCENT OF
     NAME OF DIRECTOR               BENEFICIAL OWNERSHIP (1)           CLASS (2)
     ----------------               ------------------------           ---------

     Harold F. Herron                      7,027,794(3)                   89.7%
     3425 Riverside Drive
     Riverton,  WY  82501

     John L. Larsen                        7,024,219(3)                   89.6%
     201 Hill Street
     Riverton, WY 82501

     Robert A. Nicholas                       40,000                      *
     103 Grandview Lane
     Riverton, WY 82501

     Robert Scott Lorimer                     40,000                      *
     11 Korell Court
     Riverton, WY 82501

     All officers and                      7,149,794(3)                   91.5%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)(b) Transactions with Management and Others.

     Since June 1, 2002, there were no transactions and there are no proposed transactions in which the amount involved exceeds $60,000 and in which any executive officer, nominee or director of the Registrant, any security holder who is known by the Registrant to hold of record or beneficially more than five percent of any class of the Registrant's voting securities or any member of the immediate family of any of the foregoing person, had or will have a direct or indirect material interest.

(c)  Principle Shareholder Ownership.

     USE is the principle shareholder of the Registrant and holds 89.4% of the Registrant's common stock.

(d)  Transactions with Promoters.

     Not Applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

1.   Exhibits Required to be filed:

      Exhibit No.

      3.2      Articles of Incorporation -
               Amendment dated August 22, 1979...............................[1]

      3.4      By-Laws.......................................................[1]

      99.1     Certification Pursuant to Section 1350 of Chapter 63
               of Title 18 of the United States Code..........................23

     [1] Incorporated by reference from the exhibit in the Registrant's 1991 Form 10-K.

2.   Reports on Form 8-K.

     During the fourth quarter of the seven months ended December 31, 2002, the Registrant did not file any reports on Form 8-K.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely identifying material information potentially required to be included in the Company's SEC fillings.

     There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions required with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           NORTHWEST GOLD, INC.
                                           (Registrant)



Date: March 26, 2003                   By:   /s/  Harold F. Herron
                                           -------------------------------------
                                           HAROLD F. HERRON,
                                           Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 26, 2003                   By:    /s/ Harold F. Herron
                                           ---------------------------------
                                            HAROLD F. HERRON, Director


Date: March 26, 2003                   By:    /s/ John L. Larsen
                                           ---------------------------------
                                            JOHN L. LARSEN, Director


Date: March 26, 2003                   By:   /s/ Robert A. Nicholas
                                           ---------------------------------
                                            ROBERT A. NICHOLAS, Director


Date: March 26, 2003                   By:    /s/  Robert Scott Lorimer
                                           ---------------------------------
                                            ROBERT SCOTT LORIMER,
                                            Principal Financial Officer and
                                            Chief Accounting Officer

                                  CERTIFICATION

         I, Robert Scott Lorimer, certify that:

1. I have reviewed this transition report on Form 10-KSB of Northwest Gold, Inc.;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

      c. presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 26th day of March, 2003.


                                                   /s/  Robert Scott Lorimer
                                                 -------------------------------
                                                 Robert Scott Lorimer,
                                                 Chief Financial Officer

                                  CERTIFICATION

         I, Harold F. Herron, certify that:

1. I have reviewed this transition report on Form 10-KSB of Northwest Gold, Inc.;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

      c. presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 26th day of March, 2003.


                                                 /s/  Harold F. Herron
                                                 -------------------------------
                                                 Chief Executive Officer