Form 10QSB
period 2003-03-31
NORTHWEST GOLD INC
filed 2003-05-15
CIK 352447

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  fiscal  quarter  ended  March  31,  2003  or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period  from  ___________  to  ____________

Commission  file  number  0-10229

                              NORTHWEST GOLD, INC
--------------------------------------------------------------------------------
              (Exact Name of Company as Specified in its Charter)

Wyoming                                            83-0384984
-------------------------------------              -----------------------------
(State  or  other  jurisdiction  of                (I.R.S.  Employer
incorporation  or  organization)                   Identification  No.)

877  North  8th  West,  Riverton,  WY              82501
-------------------------------------              -----------------------------
(Address of principal executive offices)           (Zip  Code)

Company's telephone number, including area code:   (307) 856-9271
                                                   -----------------------------

                                      NONE
--------------------------------------------------------------------------------
      Former name, address and fiscal year, if changed since last report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO
                                     ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding  at  May  9,  2003
---------------------------------            -----------------------------------
Common  stock,  $.01  par  value                     7,809,794  Shares

                              NORTHWEST GOLD, INC.

                                      INDEX

                                                                       Page  No.
PART  I.     FINANCIAL  INFORMATION

ITEM  1.     Financial  Statements.

             Condensed  Balance  Sheets
               March  31,  2003  and  December  31,  2002                      3

             Condensed  Statements  of  Operations
               Three  Months  Ended  March  31,  2003  and  2002               4

             Condensed  Statements  of  Cash  Flows
               Three  Months  Ended  March  31,  2003  and  2002               5

             Notes  to  Condensed  Financial  Statements                       6

ITEM  2.     Management's  Discussion  and  Analysis  of
               Financial  Condition  and  Results  of  Operations            7-8

ITEM  4.     Controls  and  Procedures                                         8

PART  II.    OTHER  INFORMATION

ITEM  1.     Legal  Proceedings                                                9

ITEM  6.     Exhibits  and  Reports  on  Form  8-K                             9

             Signatures                                                        9

             Certifications                                                10-11

                              NORTHWEST GOLD, INC.

                          PART I. FINANCIAL INFORMATION

     ITEM  1.     FINANCIAL  STATEMENTS

                            CONDENSED BALANCE SHEET
                                 MARCH 31, 2003
                                  (UNAUDITED)

                                     ASSETS

     CURRENT  ASSETS:
       Cash and cash equivalents                         $    10,000
       Marketable equity securities                            7,800
                                                         ------------
     TOTAL CURRENT ASSETS                                     17,800

     PROPERTIES AND EQUIPMENT
       Exploration Equipment                                  29,000
       Less accumulated depreciation                         (29,000)
                                                          -----------

     OTHER ASSETS                                              1,800
                                                         $    19,600
                                                         ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts Payable                                  $    52,600

     SHAREHOLDERS' EQUITY
       Common stock, $.001 par value;
          Unlimited shares authorized
          7,809,794 shares issued & outstanding,               7,800
       Additional paid-in capital                          1,903,900
       Accumulated deficit                                (1,946,300)
       Unrealized holding gain on marketable securities        1,600
     TOTAL SHAREHOLDERS' EQUITY                              (33,000)
                                                         ------------
                                                         $    19,600
                                                         ============

                              NORTHWEST GOLD, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                   THREE MONTHS ENDED
                                        MARCH 31,
                                ------------------------

                                   2003         2002
                                -----------  -----------
REVENUES:
  Interest                      $       --   $       --


COSTS AND EXPENSES:
  General and administrative         2,500        4,200
                                -----------  -----------


NET LOSS                        $   (2,500)  $   (4,200)
                                ===========  ===========

LOSS PER SHARE                           *            *
                                ===========  ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING          7,809,794    7,809,794
                                ===========  ===========

*   Less than $0.01 per share.

                              NORTHWEST GOLD, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                 ------------------

                                                   2003      2002
                                                 --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                              $(2,500)  $(4,100)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Increase in accounts payable - affiliate         2,500     4,100
                                                 --------  --------

NET CASH USED IN OPERATING ACTIVITIES                 --        --
                                                 --------  --------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                --        --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             10,000    12,400
                                                 --------  --------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $10,000   $12,400
                                                 ========  ========

SUPPLEMENTAL DISCLOSURES:
  Unrealized gain on marketable securities       $ 1,200   $    --
                                                 ========  ========

                              NORTHWEST GOLD, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


     1)     The  Condensed  Balance  Sheets  as of March 31, 2003, the Condensed
Statements of Operations and Cash Flows for the three months ended March 31, 2003 and 2002, have been prepared by the Company without audit. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial potion of the Company as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

     2) Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 2002 Form 10-KSB.

     3) The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

                              NORTHWEST GOLD, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF  OPERATIONS.
         --------------

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's working capital deficit increased by $1,300 during the three months ended March 31, 2003 to a working capital deficit of $34,800 as compared to a working capital deficit of $33,500 at December 31, 2002. The decrease in working capital was a result of an increase of $2,500 in accounts payable to affiliates. The increase in accounts payable was as a result of the Company's parent, U.S. Energy Corp. ("USE") paying certain administrative fees for Company and a management fee of $500 per month. This increase was offset by an increase of $1,200 in the value of the Company's marketable securities during for the three months ended March 31, 2003.

     The Company anticipates that it will not be able to meet its operating requirements for the year ending December 31, 2002 unless it can continue to rely upon USE to advance funds for its administrative costs and expenses. To continue operating long-term, the Company must favorably negotiate the terms of its debt to USE and develop operations that generate cash flow. USE has notified the management of the company that it is negotiating with third parties who have expressed an interest in purchasing all or a majority of USE's ownership position in the Company.

RESULTS  OF  OPERATIONS

     The Company recognized no revenues during the three month periods ended March 31, 2003 and 2002.

     General and administrative costs decreased by $1,700 during the three months ended March 31, 2003 from the period ending March 31, 2002. The decrease was primarily as a result of contract services related to the Company's common stock listing that were incurred during the three months ended March 31, 2002. Similar contract services were not incurred during the three months ended March 31, 2003. Operations resulted in losses of $2,500 for the three months ended March 31, 2003 and $4,200 for the period ended March 31, 2002.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS
          ------------------

     The  Company  is  currently  not  involved  in  any  legal  proceedings.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

     (a)     Exhibits.

             99.1 Certification Pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

     (b) REPORTS ON FORM 8-K. There were no reports filed by the Company on Form 8-K for the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       NORTHWEST  GOLD,  INC.
                                       (Company)



Date:  May  11,  2003                  By:     /s/  Harold  F.  Herron
                                       -----------------------------------------
                                       HAROLD  F.  HERRON,
                                       Chief  Executive  Officer




Date:  May  11,  2003                  By:     /s/  Robert  Scott Lorimer
                                       -----------------------------------------
                                       ROBERT  SCOTT  LORIMER
                                       Principal  Financial  Officer  and
                                       Chief  Accounting  Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to use by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED  this  11th  day  of  May,  2003.




                                         /s/  Robert  Scott  Lorimer
                                       -----------------------------------------
                                       Robert  Scott  Lorimer
                                       Chief  Financial  Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to use by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED  this  11th  day  of  May,  2003.




                                         /s/  Harold  F.  Herron
                                       -----------------------------------------
                                       Harold  F.  Herron
                                       Chief  Executive  Officer