Form 10QSB
period 2003-06-30
NORTHWEST GOLD INC
filed 2003-08-15
CIK 352447

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003

                         Commission File Number 0-10229

                              NORTHWEST GOLD, INC.
          (Exact name of small business issuer as specified in charter)

                                     Wyoming
         (State of either jurisdiction of incorporation or organization)

                                   81-0384984
                        (IRS Employer Identification No.)

                             590 West Central Avenue
                                     Suite E
                                 Brea, CA 92821
                    (Address of principal executive offices)

                             Glen L. Larsen Building
                               877 North 8th West
                               Riverton, WY 82501
                                (Former address)

                                  714-671-1854
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No    .
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 14, 2003, there were 16,000,000 common shares issued and outstanding.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three and six months ended June 30, 2003 are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Overview

     Northwest Gold, Inc. ("we," "us," "our" or the "Company") is a Wyoming corporation. Effective June 17, 2003, pursuant to the terms of an agreement between us and PoGo! Products, Inc., ("PoGo"), a California corporation (the "Agreement"), we acquired all of PoGo's issued and outstanding shares of common stock in exchange for 12,000,000 "restricted" shares of our Common Stock. As a result, PoGo now is a wholly-owned subsidiary of our Company. Also as a result of the closing of the Agreement, our prior management resigned their respective positions with our Company and were replaced by the management of PoGo.

     Further as a result of the closing of the Agreement, our principal business has changed. As of the date of this report, we are engaged in the business of development and marketing of products for the personal digital audio and digital video markets. We develop these products internally and with exclusive relationships with research and development companies located in the United States and abroad. Our products are manufactured in Far East Asia, primarily in Korea and China and are marketed through multiple distribution channels, both foreign and domestic and through our own and partner web sites. We intend to continue to expand our operations and have recently released two new product lines to the marketplace, Ripflash and

Flipster. Our Ripflash line has several products, including the Ripflash Plus, DX, Trio and Pro-2, each of which are MP3 players capable of direct encoding. Flipster has all of the features of an MP3 player, plus video. Each of these new product lines have received favorable editorial and customer reviews.

Critical Accounting Policies

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     REVENUE RECOGNITION - We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in the impairment of their ability to make payments, additional allowances may be required.

     INVENTORY - We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the six-month periods ended June 30, 2003 and 2002.

Results of Operations

Comparison of Results of Operations for the Six Months Ended June 30, 2003 and 2002

     Our sales revenues increased to $1,084,260 for the six month period ended June 30, 2003, from $338,605 for the similar period in 2002, an increase of $745,655 (220%). This increase in revenues was mainly attributable to the introduction of our new product lines discussed above, which has provided us with additional distribution channels. Our cost of goods sold during the six month period ended June 30, 2003, was $848,088, compared to $212,484 for the similar period ended June 30, 2002, an increase of $635,604 (299%). This increase was attributable to our increased revenues.

     During the six month period ended June 30, 2003, selling, general and administrative costs increased by $96,811, from $391,722 for the six month period ended June 30, 2002, to

$488,533 for the six month period ended June 30, 2003 (24.7%). This increase is primarily due to an increase of approximately $175,000 salaries paid, insurance costs, professional fees and sales commissions paid. Relevant to salaries paid, this increase was primarily as a result of our adding additional employees, including our Chief Financial Officer, our Vice President of Sales and Marketing and our chief engineer. During the six month period ended June 30, 2002, we experienced a one time charge of approximately $69,000 for engineering fees, which were paid to the former employer of our current engineer for his consulting fees.

     As a result, we generated a net loss of $253,161 for the six months ended June 30, 2003 ($0.02 per share), compared to a net loss of $265,601 for the six months ended June 30, 2002 ($0.04 per share).

Liquidity and Capital Resources

     At June 30, 2003, we had $164,893 in cash and cash equivalents, a decrease of $77,994 from December 31, 2002. This decrease in cash was attributable to increased operating expenses

     Net cash used in operating activities during the six-month period ended June 30, 2003 was $318,801 versus $171,136 for the same period in 2002. In part, this was due to increased general and administrative expenses discussed above. In addition, accounts receivable decreased by $180,218 to $497,334 from $677,552 at December 31, 2002, which is also attributable to our increased general and administrative expenses. Accounts payable and accrued expenses also decreased by $612,735 from December 31, 2002. Our inventory on hand at June 30, 2003 was $208,020, a decrease of $598,395 from the December 31, 2002 balance.

     As of June 30, 2003, we had no outstanding debt.

     In the past, we have been dependent upon capital raised through private placements of equity, as well as equity contributions from management, to commence and implement our business operation. We have incurred losses from operations since inception and even if we meet our expectations as to revenues to be generated over the next 12 months, management anticipates that we require an additional infusion of funds to finance our operations during this time. Such funds may be in the form of additional equity investment, stockholder loans, bank loans or some other sources. There can be no assurance that such financing will be obtained, or if obtained, the terms of such financing will be favorable to us.

     Therefore, our success will, in part, be dependent upon our ability to raise additional capital to continue as a going concern. Unless we begin to generate profits from our operations in the near future, of which there can be no assurance, the failure to infuse additional capital into our Company may force management to curtail certain expenditures and product introductions, which may affect our ability to fully implement our business plan. These issues raise substantial doubt about our ability to continue as a going concern.

Risk Factors

     An investment in our common stock involves a high degree of risk. In addition to the other information in this report, you should carefully consider the following risk factors before deciding to invest or maintain an investment in shares of our common stock. If any of the following risks actually occurs, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

WE HAVE INCURRED SIGNIFICANT LOSSES AND MAY CONTINUE TO INCUR LOSSES. IF WE CONTINUE TO INCUR LOSSES, WE MAY HAVE TO CURTAIL OUR OPERATIONS.

     Since the inception of our business in August 2001, we have not been profitable and we may not be profitable in the foreseeable future. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business and have incurred significant losses. As of June 30, 2003, we had an accumulated deficit of $944,063. We cannot predict if we will be profitable in future quarters and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain annual profitability. An extended period of losses may result in negative cash flow and may prevent us from operating or expanding our business. We cannot assure you that our business will ever become continuously profitable or that we will ever generate sufficient revenues to meet our expenses and support our operations. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

WE REQUIRE ADDITIONAL CAPITAL IN ORDER TO IMPLEMENT OUR BUSINESS PLAN.

     Based on current levels of operations and planned growth, our management anticipates that the cash generated from operations will not be sufficient to meet our needs for the next 12 months. In order to implement our current business plan, we will require additional funding. There is no assurance that adequate funds, whether through equity financing, debt financing or other sources, will be available when needed or on terms acceptable to us. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on our business, results of operations and financial condition.

OUR CONCENTRATION OF SALES TO THREE MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR BUSINESS IF ANY ONE OR MORE OF THEM DECIDES TO DISCONTINUE PURCHASING OUR PRODUCTS.

     During the first six months of 2003, net sales to our three largest customers represented 16%, 12% and 10%, respectively, of total net sales. Our sales and our profitability would be adversely affected if any one or more of these customers ceased purchasing from us. We have no guarantee that we would be able to replace the loss of such sales with existing or new customers or in a timely manner to avoid an adverse financial impact to our business.

OUR CONCENTRATION OF SUPPLIERS MAY ADVERSELY AFFECT OUR BUSINESS IF ANY OF THEM DECIDE TO DISCONTINUE SELLING TO US.

     During the first six months of 2003, three suppliers accounted for 60%, 19% and 13% of our cost of sales. Our sales and our profitability would be adversely affected if any of these suppliers ceased selling to us. We have no guarantee that we would be able to replace the loss of such suppliers with existing or new manufacturers or in a timely manner to avoid an adverse financial impact to our business.

FIERCE COMPETITION IN THE RETAIL PORTABLE AUDIO AND CONSUMER ELECTRONICS MARKETPLACE MAY CAUSE A DECLINE IN OUR REVENUES AND FORCE US TO REDUCE PRICES FOR OUR PRODUCTS.

     All of our revenues have been derived from two products in a single product line. The market for our products is highly competitive. Our competitors include Samsung, Irock, Creative Lab and Apple Computers, each of whom have greater financial resources than those currently available to us. We believe that the strategy of certain of our current and potential competitors is to compete largely on the basis of price, which may result in lower prices and lower margins for our products or otherwise adversely affect the market for our products. There can be no assurance that we will be able to continue to compete successfully in the marketplace.

MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN US. IN ORDER TO COMPETE SUCCESSFULLY, WE MUST KEEP PACE WITH OUR COMPETITORS IN ANTICIPATING AND RESPONDING TO RAPID CHANGES IN THE RETAIL PORTABLE AUDIO AND CONSUMER ELECTRONICS INDUSTRIES.

     Our future success will depend upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the retail portable audio and consumer electronics markets in which we compete, encompass evolving consumer requirements, provide a broad range of products and achieve market acceptance of our products. Many of our existing and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we do. Our lack of resources relative to our competitors may cause us to fail to anticipate or respond adequately to technological developments and consumer requirements or may cause us to experience significant delays in developing or introducing new products and services. These failures or delays could reduce our competitiveness, revenues, profit margins and market share.

OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND DECLINES.

     During the six month period ended June 30, 2003, sales of our retail portable audio products accounted for all of our total net sales. We have no long-term contracts with our consumer electronics retailers and no long-term purchase orders or commitments. Rather, our retailers issue purchase orders requesting the quantities of portable audio or consumer electronics products that they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products that could result from a general economic downturn, from changes in the portable audio and consumer electronics marketplaces, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our retailers, or from other causes.

OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO OBTAIN OUR PRODUCTS FROM OUR SUPPLIERS.

     Most of our products are available from multiple sources. However, we currently obtain most of our products from limited sources. We have, from time to time, experienced difficulty in obtaining some products. We do not have guaranteed supply arrangements with any of our suppliers, and there can be no assurance that our suppliers will continue to meet our requirements. If our existing suppliers are unable to meet our requirements, we could be required to find other suppliers or even eliminate products from our product line. Product shortages could limit our sales capacity and also could result in lower margins due to higher product costs resulting from limited supply or the need to obtain substitute products which are available only at higher costs. Significant increases in the prices of our products could adversely affect our results of operations because our products compete on price and, therefore, we may not be able to pass along price increases to our retailers. Also, an extended interruption in the supply of products or a reduction in their quality or reliability would adversely affect our financial condition and results of operations by operations by impairing our ability to timely deliver quality products to our retailers. Delayed product deliveries due to product shortages or other factors may result in cancellation by our retailers of all or part of their orders. We cannot assure you that cancellations will not occur.

OUR DEPENDENCE ON SALES OF OUR MP3 AND RADIO YOURWAY PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS IF THE MARKET FOR THOSE PRODUCTS DECLINES.

     Net sales of our MP3 and related media products accounted for approximately all of our net sales to date. Although we intend to introduce products in other segments of the consumer electronics market, our current line of products are expected to continue to account for a substantial majority of our sales for at least the next year. A decline in the demand or average selling prices for our existing products, whether as a result of new competitive product introductions, price competition, excess supply, technological changes or otherwise, would have a material adverse effect on our sales and operating results.

IF WE FAIL TO KEEP PACE WITH THE RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE THE MARKETPLACE FOR OUR PRODUCTS, WE WILL LIKELY EXPERIENCE A SIGNIFICANT DECLINE IN OUR COMPETITIVE ADVANTAGE RESULTING IN A MATERIALLY NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The markets for our products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. Product life cycles in the markets for our products often range from as few as three up to twelve months. We believe that our success will be substantially dependent upon our ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functions that meet changing consumer requirements in a cost-effective manner. Even if we are successful in the development and market introduction of new products, we still must correctly forecast consumer demand for those products to avoid either excessive unsold inventory or excessive unfilled orders related to our products. The task of forecasting consumer demand is extremely difficult for new products for which there is little or no sales history, and for indirect channels, where our customers are not the final end-users. Moreover, whenever we offer new products, we also must successfully manage the resulting obsolescence and price erosion of our older products, as well as any resulting price protection charges and inventory returns from our retailers. Accordingly, if we are unable to keep pace with the rapid technological changes within the marketplace for our products, or unable to manage effectively the introduction of new products, our business, financial condition and results of operations will be negatively impacted.

WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

     Our success is highly dependent upon the continued services of key members of our management, including our founder, Chairman of the Board and Chief Executive Officer, David Ahn. Mr. Ahn has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Ahn has also developed key personal relationships with our vendors and frequently is extensively involved in our sales and promotional efforts with our key customers. Although we have entered into an employment agreement with Mr. Ahn, that agreement is of limited duration. Consequently, the loss of Mr. Ahn or one or more other key members of management could adversely affect our business.

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

     Our expansion into new product categories in the consumer electronics marketplaces has required and will continue to require significant investment and management attention to improve our information systems, product data management, control accounting, telecommunications and networking systems, coordination of suppliers and distribution channels, and general business processes and procedures. We are continuing to expand our product base in the consumer electronics marketplace and expect significant challenges in coordinating supply and distribution processes in what we hope will be a rapidly growing product category.

     Subject to receipt of additional financing, which cannot be assured, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified marketing, technical support, customer service, sales and other personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, results of operations and financial condition could be materially and adversely affected.

POLITICAL AND ECONOMIC INSTABILITY IN EAST ASIA COULD HAVE AN ADVERSE IMPACT ON THE SUPPLY OF OUR PRODUCTS WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     We order nearly all of our products from large manufacturing facilities located primarily in Korea and the People's Republic of China. In the event of a severe political disruption in the governments of any country located in East Asia, the economic ramifications to our suppliers could be devastating. As a result, our ability to conduct operations might be materially and adversely affected. In addition, our suppliers acquire components and raw materials for the manufacturing of our products from a number of countries, many of which do not conduct business in United States dollars. Any severe fluctuation in the value of foreign currencies could materially increase our costs to purchase products. Accordingly, as a result of political or economic instability in East Asia, our operations could be materially and adversely affected. In addition, an expansion of the outbreak of SARS could result in disruption of the manufacturing of our suppliers, which would materially and adversely affect our operations.

WE HAVE RECENTLY ADOPTED A NEW BUSINESS PLAN AND AS A RESULT, THERE IS NO RELIABLE HISTORY FOR THE TRADING OF OUR COMMON STOCK, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

     The market prices of securities of technology-based companies have historically been highly volatile. We have recently acquired a new business and implemented a new business plan. As a result, the market price of our common stock may fluctuate in response to the following factors, many of which are beyond our control:

     - changes in market valuations of similar companies and stock market price and volume fluctuations generally;

     -    economic conditions specific to the consumer electronics industry;

     - announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

     -    fluctuations in our quarterly or annual operating results;

     -    additions or departures of key personnel; and

     -    future sales of our common stock or other securities.

     The price at which you purchase shares of common stock may not be indicative of the price of our stock that will continue to prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE LIMITED.

     Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, n the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OUR COMMON STOCK.

     Our common stock trades under the symbol "NWGD" on the OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

INVESTORS SHOULD NOT EXPECT TO RECEIVE A DIVIDEND IN THE FUTURE.

     No dividend has been paid on any of our securities since inception and none is contemplated at any time in the foreseeable future.

Trends

     Our current business plan provides for us to introduce several new products over the next few months, including (i) a hard drive 20gb hard disk based product. This product is scheduled for delivery beginning in September 2003. Based upon pre sale activities, significant interest has been expressed in both our US and Canadian distribution channels. We are currently accepting back orders; (ii) an internally designed product coded Ruby Tivo-like radio, which is scheduled for introduction during 2004; (iii) the first AM/FM radio recorder, Radio Yourway, which is currently being marketed on our web site, as well as several other e-tailers. We expect to begin a radio advertising campaign over the next 12 months to bring consumer awareness to this unique product; and (iv) the TCR-500 Universal Remote Control, which is scheduled for delivery beginning in September 2003. We are currently accepting back orders.

     Our future success is dependent upon our ability to raise additional capital. As of the date of this report, we are attempting to raise $1 million, to be primarily utilized to expand our inventory in expectation of increased holiday sales, as well as for accounts receivable. While there are no definitive agreements to provide this funding to us, we are confident that we will obtain these necessary funds. However, no assurances can be provided that we will be able to obtain this financing.

     In the event we do receive these additional funds, we also intend to establish receivable financing for a short term, as well as to establish relationships with financial institutions to provide lines of credit. Our current margins on our new products are better as a result of our establishing better relationships with new suppliers. During 2004, we expect to be able to create internal designs for new products and additional product mix, which will also result in larger margins. The margins on our old products were slimmer than industry standards.

     If these factors occur and if economic conditions in the United States improve, we expect to reach profitability in April 2004. However, there can be no assurances that our forecasts will be accurate, or that the factors cited above will occur.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the six months ended June 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of August 14, 2003, (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(C)) and 15d-14(C)) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As of the date of this Report, we are not party to any material judicial or administrative matters.

ITEM 2. CHANGES IN SECURITIES

     During the three month period ended June 30, 2003, we issued an aggregate of 12,000,000 shares of our common stock in favor to the PoGo shareholders, pursuant to the share exchange agreement between us and PoGo. We relied upon the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder to issue these securities.

Subsequent Event

     In August 2003, U. S. Energy Corp., formerly a principal shareholder of our Company, surrendered an aggregate of 3,809,794 shares of our common stock previously owned by it back to us. This surrender was undertaken in accordance with the terms of the share exchange agreement between us and Pogo entered in June 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         99.1 Certification of Financial Statements in accordance with Sarbanes -Oxley Act

     (b) Reports on Form 8-K.

     On or about June 18, 2003, we filed a report on Form 8-K, which report was amended June 23, 2003, advising of the closing of the share exchange transaction between us and PoGo. This report also advise of the change in control of our Company. The contents of these reports are incorporated herein as if set forth. We did not file any other reports on Form 8-K during the three month period ended June 30, 2003.

                                             NORTHWEST GOLD, INC. AND SUBSIDIARY
                                                                        CONTENTS
                                                       June 30, 2003 (unaudited)

--------------------------------------------------------------------------------


                                                                            Page
CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

       Condensed, Consolidated Balance Sheet                       F-2 - F-3

       Condensed, Consolidated Statements of Operations               F-4

       Condensed, Consolidated Statements of Cash Flows            F-5 - F-6

       Notes to Condensed, Consolidated Financial Statements       F-7 - F-14

                                             NORTHWEST GOLD, INC. AND SUBSIDIARY
                                           CONDENSED, CONSOLIDATED BALANCE SHEET
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets
      Cash and cash equivalents                                     $   164,893
      Accounts receivable, net of allowance for doubtful
          accounts of $16,153                                           497,334
      Inventory                                                         208,020
                                                                    -----------

             Total current assets                                       870,247

Property and equipment, net                                              11,529

Other assets                                                             22,720
                                                                    -----------

                Total assets                                        $   904,496
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                             NORTHWEST GOLD, INC. AND SUBSIDIARY
                                           CONDENSED, CONSOLIDATED BALANCE SHEET
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                              $   608,031
      Accrued expenses                                                   11,435
      Reserve for customer returns and allowances                       121,385
                                                                    -----------

          Total current liabilities                                     740,851
                                                                    -----------

Commitments and contingencies

Shareholders' equity
      Common stock, $0.001 par value
          200,000,000 shares authorized
          16,000,000 shares issued and outstanding                       16,000
      Additional paid-in capital                                      1,091,708
      Accumulated deficit                                              (944,063)
                                                                    -----------

             Total shareholders' equity                                 163,645
                                                                    -----------

                Total liabilities and shareholders' equity          $   904,496
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                             NORTHWEST GOLD, INC. AND SUBSIDIARY
                                CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------



                               For the Three Months Ended      For the Six Months Ended
                                        June 30,                       June 30,
                              ----------------------------    ----------------------------
                                  2003            2002            2003            2002
                              ------------    ------------    ------------    ------------
Net sales                     $    711,913    $    209,123    $  1,084,260    $    338,605

Cost of sales                      577,802         150,575         848,088         212,484
                              ------------    ------------    ------------    ------------

Gross profit                       134,111          58,548         236,172         126,121

Operating expenses                 258,621         265,217         488,533         391,722
                              ------------    ------------    ------------    ------------
Loss before provision for
      income taxes                (124,510)       (206,669)       (252,361)       (265,601)

Provision for income taxes             800              --             800              --
                              ------------    ------------    ------------    ------------

Net loss                      $   (125,310)   $   (206,669)   $   (253,161)   $   (265,601)
                              ============    ============    ============    ============

Basic and diluted loss per
      share                   $      (0.01)   $      (0.03)   $      (0.02)   $      (0.04)
                              ============    ============    ============    ============

Basic and diluted weighted-
      average common
      shares outstanding        11,338,636       7,246,377      10,248,069       7,246,377
                              ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                                       F-4

                                             NORTHWEST GOLD, INC. AND SUBSIDIARY
                                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------


                                                                     2003          2002
                                                                   ---------    ---------
Cash flows from operating activities
      Net loss                                                     $(253,161)   $(265,601)
      Adjustments to reconcile net loss to net cash
         used in operating activities
             Depreciation                                              2,072        2,982
             Bad debt expense                                         (8,000)          --
             Common stock issued for services rendered                 7,285           --
             Services contributed to company                              --       79,618
             (Increase) decrease in
                Accounts receivable                                  180,218      (80,276)
                Inventory                                            598,395     (266,285)
                Other assets                                         (19,925)          --
             Increase (decrease) in
                Accounts payable                                    (638,827)     347,319
                Accrued expenses                                      26,092       11,107
                Reserve for customer returns and allowances         (212,950)          --
                                                                   ---------    ---------

                   Net cash used in operating activities            (318,801)    (171,136)
                                                                   ---------    ---------
Cash flows from investing activities
      Purchases of property and equipment                             (3,193)      (3,000)
                                                                   ---------    ---------

                   Net cash used in investing activities              (3,193)      (3,000)
                                                                   ---------    ---------
Cash flows from financing activities
      Contributed capital                                                 --      170,000
      Issuance of common stock                                       244,000           --
                                                                   ---------    ---------

                   Net cash provided by financing activities         244,000      170,000
                                                                   ---------    ---------

                       Net decrease in cash and cash equivalents     (77,994)      (4,136)

Cash and cash equivalents, beginning of period                       242,887       15,561
                                                                   ---------    ---------
Cash and cash equivalents, end of period                           $ 164,893    $  11,425
                                                                   =========    =========

   The accompanying notes are an integral part of these financial statements.


                                             NORTHWEST GOLD, INC. AND SUBSIDIARY
                                CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 2003 and 2002 (unaudited)
--------------------------------------------------------------------------------

                                                                     2003          2002
                                                                   ---------    ---------
Supplemental disclosure of cash flow information

      Interest paid                                                $      --    $      --
                                                                   =========    =========

      Income taxes paid                                            $      --    $      --
                                                                   =========    =========


Supplemental schedule of non-cash financing activities
During the six months ended June 30, 2003, the Company completed the following:

 * issued 259,493 shares of common stock valued at $25,715 for services rendered during the year ended December 31, 2002

 * issued 1,256,039 shares of common stock as payment for accounts payable of $260,000


   The accompanying notes are an integral part of these financial statements.

                                             NORTHWEST GOLD, INC. AND SUBSIDIARY
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

     Northwest Gold, Inc. ("Northwest Gold") was incorporated in the State of Wyoming on August 29, 1977 under the name of Silco, Inc. The name was changed in August 1979 to Northwest Gold, Inc. Northwest Gold was incorporated to engage in the evaluation, acquisition, exploration, development, and/or sale or lease of mineral properties and oil and gas properties. Northwest Gold has not had any significant operations since 1981 when Northwest Gold halted operations because of non-profitability.

     On June 16, 2003, Northwest Gold entered into a Share Exchange Agreement, whereby it acquired all of the outstanding common stock of Pogo! Products, Inc. ("Pogo") from Pogo's shareholders in exchange for an aggregate of 12,000,000 restricted shares of newly issued common stock, and Pogo became a wholly owned subsidiary of Northwest Gold. As part of the transaction, on or before July 17, 2003, the principal shareholder of Northwest Gold canceled 3,809,794 of the shares in Northwest Gold owned by him in order to establish the number of issued and outstanding common shares of Northwest Gold at 16,000,000 shares (75% owned by the former Pogo shareholders, 25% by the remaining shareholders of Northwest Gold).

     In addition, the former principal shareholder and certain other shareholders of Northwest Gold have executed lock-up agreements covering 3,214,388 shares of Northwest Gold still owned by them (equal to 16.2% of the currently outstanding 19,809,794 shares, or 20% of the 16,000,000 shares to be outstanding after the cancellation referred to above), prohibiting sale of any of the locked shares without Northwest Gold's consent until September 12, 2003. As a further part of the Share Exchange Agreement, Northwest Gold has agreed to give these shareholders anti-dilution rights until the first to occur of 180 days after the closing (i.e., December 14, 2003) or that time when their share ownership falls to 688,060 or fewer shares: If within that period of time, Northwest Gold issues shares to anyone without their prior approval, then Northwest Gold will issue them additional shares, for no consideration, sufficient to keep their ownership in Northwest Gold at the percentage level they owned prior to a new stock issuance. Finally, on June 28, 2003, Northwest Gold's current officers and directors will resign and will be replaced by officers and directors selected by Pogo's management.

     For accounting purposes, the transaction has been treated as a recapitalization of Pogo, with Pogo as the accounting acquirer (reverse acquisition). The operations of the Company for the period prior to the merger are those of Pogo.

     In accordance with reverse acquisition accounting, the transaction has been valued at the value of Northwest Golds' assets at the time of the transaction. Northwest Gold had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, pro forma information is not presented.

                                             NORTHWEST GOLD, INC. AND SUBSIDIARY
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (Continued)

     Pogo is engaged in the business of development and marketing of products for the personal digital audio and digital video markets. It develops these products internally and with exclusive relationships with research and development companies located in the United States and abroad. Its products are manufactured in Far East Asia, primarily in Korea and China, and are marketed through multiple distribution channels, both foreign and domestic and through its own and partner Web sites. Pogo was incorporated on August 6, 2001 as a California "C" corporation and is based in Brea, California.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Northwest Gold, Inc. and its wholly owned subsidiary, Pogo Products, Inc. (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

     Basis of Presentation
     ---------------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     Going Concern
     -------------

     The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

                                             NORTHWEST GOLD, INC. AND SUBSIDIARY
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition
     -------------------

     Revenues are  recognized  upon (i)  shipment of the products to  customers,
     (ii) when collection of the outstanding receivable is probably, and (iii) the final price of the product is determined. Revenues are shown net of a reserve for returns and an allowance for price protection. The Company provides an allowance, based upon experience, for returned merchandise.

     The allowance for price protection is an allowance for rapid changing technology or changing price points for the Company's customers. At a time agreed to by the Company's sales team and the customer, a quantity count is taken by the customer of inventory on hand. A price protection is then issued for the price decline. The allowance is periodically adjusted for actual experience.

     Cash and Cash Equivalents
     -------------------------

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Inventory
     ---------

     Inventory is stated at the lower of cost or market (estimated net realizable value). Cost is determined using the average cost method, which approximates the first-in, first-out method. Net realizable value is based on forecasts for sales of the Company's products in the ensuing years. The industry in which the Company operates is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventory could be substantially less than the amount shown on the accompanying condensed balance sheet.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over estimated useful lives of three to seven years.

     Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

                                             NORTHWEST GOLD, INC. AND SUBSIDIARY
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Impairment of Long-Lived Assets
     -------------------------------

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. To date, an impairment has not occurred.

     Fair Value of Financial Instruments
     -----------------------------------

     The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The book value of all other financial instruments are representative of their fair values.

     Co-op Advertising
     -----------------

     Co-op advertising covers all advertising and promotions given to the Company's customers. Customers receive the credit either as a percentage deduction from each invoice being paid or on a case by case basis.

     Warranties
     ----------

     The Company provides limited warranties of one year from the date of purchase of its products. No accrual has been made for warranty liabilities because they are not expected to be significant.

     Concentrations of Credit Risk
     -----------------------------

     The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.

     All of the Company's revenues are derived from two products in a single product line.

     Three customers accounted for 16%, 12%, and 10% of the Company's product sales for the six months ended June 30, 2003. At June 30, 2003, amounts due from these three customers amounted to 25%, 4%, and 40% of accounts receivable, respectively. Two customers accounted for 28% and 19% of the Company's product sales for the six months ended June 30, 2002. At June 30, 2002, amounts due from these two customers amounted to 61% and 23% of accounts receivable.

                                             NORTHWEST GOLD, INC. AND SUBSIDIARY
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentrations of Credit Risk (Continued)
     -----------------------------------------

     Three suppliers accounted for 60%, 19% and 13% of the Company's cost of sales for the six months ended June 30, 2003. Two suppliers accounted for 79% and 11% of the Company's cost of sales for the six months ended June 30, 2002.

     Loss per Share
     --------------

     The Company discloses loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

     Income Taxes
     ------------

     The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     Advertising Expense
     -------------------

     The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the six months ended June 30, 2003 and 2002 was $24,030 and $0, respectively.

     Estimates
     ---------

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                             NORTHWEST GOLD, INC. AND SUBSIDIARY
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Pronouncements
     -----------------------------------------

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. This statement is not applicable to the Company.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not applicable to the Company.


NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 2003 consisted of the following:

             Computers                               $     3,000
             Equipment                                    10,193
             Furniture and fixtures                        7,585
                                                     -----------

                                                          20,778
             Less accumulated depreciation                 9,249
                                                     -----------

                 Total                               $    11,529
                                                     ===========

     Depreciation expense was $2,072 and $2,982 for the six months ended June 30, 2003 and 2002, respectively.

                                             NORTHWEST GOLD, INC. AND SUBSIDIARY
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - RESERVE FOR CUSTOMER RETURNS AND ALLOWANCES

     Reserve for customer returns and allowances at June 30, 2003 consisted of the following:

             Returns                                              $111,726
             Co-op advertising                                       9,659
                                                                  --------

                 Total                                            $121,385
                                                                  ========


NOTE 5 - COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company leases its office facilities and certain equipment under a month-to-month agreement and non-cancelable operating lease agreements, which require monthly payments of $3,214 and expire through September 2004. Future minimum payments under these lease agreements at June 30, 2003 were as follows:

               12 Months
                 Ending
                June 30,
                --------

                  2004                                             $33,297
                  2005                                               8,385
                                                                   -------

                      Total                                        $41,682
                                                                   =======

     Rent expense amounted to $20,598 and $22,691 for the six months ended June 30, 2003 and 2002, respectively.

     Litigation
     ----------

     The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.


NOTE 6 - SHAREHOLDERS' EQUITY

     Common Stock
     ------------

     During the six months ended June 30, 2003, the Company completed the following:

     o In March, April, and May 2003, issued 2,371,980 shares of common stock upon the receipt of funds for $244,000.

                                             NORTHWEST GOLD, INC. AND SUBSIDIARY
                           NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                                       June 30, 2003 (unaudited)
--------------------------------------------------------------------------------

NOTE 6 - SHAREHOLDERS' EQUITY (Continued)

     Common Stock (Continued)
     ------------------------

     o In February 2003, issued 1,256,039 shares of stock as payment for accounts payable of $260,000

     Common Stock for Services Rendered
     ----------------------------------

     During the six months ended June 30, 2003, the Company completed the following:

     o In May 2003, issued 86,956 shares of common stock for services rendered valued at $18,000, which was the fair market value of the services rendered.

     o In May 2003, issued 259,493 shares of common stock valued at $25,715 for services rendered during the year ended December 31, 2002


NOTE 7 - RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 2003, the Company purchased $57,500 of inventory from a company that is also a shareholder. At June 30, 2003, the Company had an accounts payable balance due to this related entity of $1,046.

     During the six months ended June 30, 2002, an entity controlled by the Company's Chief Executive Officer paid expenses totaling $79,618 on behalf of the Company. At June 30, 2003, the Company had an accounts payable balance due to this related company of $329,015.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NORTHWEST GOLD, INC.
                                         (Registrant)

                                         Dated: August 14, 2003


                                         By: s/ Jim LaVoie
                                            -----------------------------------
                                            Jim LaVoie, Chief Financial Officer

                                 CERTIFICATIONS

We, David Ahn and Jim LaVoie, certify that:

     1. We have reviewed this quarterly report on Form 10-QSB of Northwest Gold, Inc. (the "Registrant" or the "Company");

     2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4.   We  are  responsible  for  establishing  and  maintaining   disclosure
          controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report my/our conclusions about the effectiveness of the disclosure controls and procedures based on my/our evaluation as of the Evaluation Date;

     5. We have disclosed, based on my/our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my/our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: August 14, 2003               By: s/ David Ahn
                                        ----------------------------------------
                                         David Ahn, Chief Executive Officer


Dated: August 14, 2003               By: s/ Jim LaVoie
                                        ----------------------------------------
                                        Jim LaVoie, Chief Financial Officer