Form 10QSB
period 2003-09-30
NORTHWEST GOLD INC
filed 2003-12-02
CIK 352447

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003

                         Commission File Number 0-10229

                               POGO! PRODUCTS LTD.
                               -------------------
          (Exact name of small business issuer as specified in charter)

                              NORTHWEST GOLD, INC.
                              --------------------
                                  (Former Name)

                                     Nevada
         (State of either jurisdiction of incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 26, 2003, there were 19,270,005 common shares issued and outstanding.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the nine months ended September 30, 2003, are attached hereto.

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

Overview

     Pogo! Products Ltd, f/k/a Northwest Gold, Inc. ("we," "us," "our" or the "Company") is a Nevada corporation. Effective June 17, 2003, pursuant to the terms of an agreement between us and PoGo! Products, Inc., ("PoGo"), a California corporation (the "Agreement"), we acquired all of PoGo's issued and outstanding shares of common stock in exchange for 12,000,000 "restricted" shares of our Common Stock. As a result, PoGo now is a wholly-owned subsidiary of our Company. Also as a result of the closing of the Agreement, our prior management resigned their respective positions with our Company and were replaced by the management of PoGo.

     Further as a result of the closing of the Agreement, our principal business changed. As of the date of this report, we are engaged in the business of development and marketing of products for the personal digital audio and digital video markets. We develop these products internally and with exclusive relationships with research and development companies located in the United States and abroad. Our products are manufactured in Far East Asia, primarily in Korea and China and are marketed through multiple distribution channels, both foreign and domestic and through our own and partner web sites. We intend to continue to expand our operations and have recently released two new product lines to the marketplace, the Radio Yourway AM-FM Recorder and Audiorave, a thumb drive MP3 player. We had previously announced the release of Ripflash and Flipster in our previous quarterly report. Our Ripflash line has several products, including the Ripflash Plus, DX, Trio and Pro-2, each of which are MP3 players capable of direct encoding. Flipster has all of the features of an MP3 player, plus video. Each of these new product lines have received favorable editorial and customer reviews.

     On September 23, 2003, we held a special meeting of shareholders pursuant to notice, wherein we adopted an Agreement and Plan of Merger with one of our wholly owned subsidiaries, Pogo! Products Ltd., in order to effectuate a change in our domicile from Wyoming to Nevada and to change the name of our Company to "Pogo! Products Ltd.," among other matters. See "Part II, Item 4," below.

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

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the nine month periods ended September 30, 2003 and 2002.

Results of Operations

Comparison of Results of Operations for the Nine Months Ended September 30, 2003 and 2002

     Our sales revenues increased to $1,310,207 for the nine month period ended September 30, 2003, from $698,455 for the similar period in 2002, an increase of $611,752 (88%). This increase in revenues was mainly attributable to the introduction of our new product lines discussed above, which has provided us with additional distribution channels. Our cost of goods sold during the nine month period ended September 30, 2003, was $1,070,169, compared to $484,333 for the similar period ended September 30, 2002, an increase of $585,836 (121%). This increase was attributable to our increased revenues.

     During the nine month period ended September 30, 2003, selling, general and administrative costs increased by $377,963, from $523,491 for the nine month period ended September 30, 2002, to $901,454 for the nine month period ended September 30, 2003 (72%). This increase is primarily due to an increase of approximately $200,000 in salaries paid, insurance costs, professional fees and sales commissions paid. Relevant to salaries paid, this increase was primarily as a result of our adding additional employees, including our Chief Financial Officer, our Vice President of Sales and Marketing and our chief engineer. During the nine month period ended September 30, 2002, we experienced a one time charge of approximately $69,000 for engineering fees, which were paid to the former employer of our current engineer for his consulting fees.

     As a result, we generated a net loss of $662,216 for the nine months ended September 30, 2003 ($0.05 per share), compared to a net loss of $310,169 for the nine months ended September 30, 2002 ($0.04 per share).

Liquidity and Capital Resources

     At September 30, 2003, we had $4,274 in cash and cash equivalents, a decrease of $238,613 from December 31, 2002. This decrease in cash was attributable to increased operating expenses. Subsequently, we have obtained additional equity capital. See "Part II, Item 2. Changes in Securities," below.

     Net cash used in operating activities during the nine month period ended September 30, 2003 was $559,735, versus $201,713 for the same period in 2002. In part, this was due to increased general and administrative expenses discussed above. In addition, accounts receivable decreased by $428,677 to $247,028 from $683,705 at December 31, 2002, which is also attributable to our increased general and administrative expenses. Accounts payable and accrued expenses also decreased by $782,858 from December 31, 2002. Our inventory on hand at September 30, 2003 was $208,020, a decrease of $606,491 from the December 31, 2002 balance.

     As of September 30, 2003, we owed the principal balance of $35,010 to one of our shareholders, which entity is controlled by our Chief Executive Officer. This obligation is unsecured, non-interest bearing and due upon demand.

     As discussed herein, we have been attempting to utilize the limited operating capital available to us to purchase additional inventory, especially with the holiday season imminent. Relevant thereto, our management and some of our employees have agreed to waive a portion of their salaries in exchange for issuance to them of shares of our "restricted" common stock.

In lieu of September and October 2003 salaries totaling $65,250, we have promised to issue 108,600 and 217,000 shares, respectively. If we are able to raise a minimum of $300,000 within 60 days, we have reserved the right to repurchase these shares at the price of $.20 per share, which price is lower than the market price of our common stock. All references to our issued and outstanding shares of common stock included in this report do not include the promised shares.

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

Subsequent Event

     In response to our need for additional capital, we have entered into discussions with various unaffiliated parties who have expressed an interest in providing us the necessary capital. As a result, in November 2003, we executed a non-binding term sheet with La Jolla Cove Investors, Inc., San Francisco, CA, ("LJCI") a privately held fund manager. The terms of this proposed financing provide for the issuance of a convertible debenture in the amount of $300,000 and the purchase of $3,000,000 of our stock. The debenture is convertible at the lesser of $.50 per share or 80% of the average of the three lowest closing prices during the 20 trading days prior to the election to convert being exercised. The debenture is convertible upon issuance, earns interest at 7.75% per annum and the principal and any unpaid interest are due two years from the date of issuance. LJCI has further agreed in principle to convert a minimum of 5% ($15,000) of the debenture and purchase a minimum of $150,000 worth of our common stock on a monthly basis. The purchase price for our common stock will be the conversion price of the debenture at the time of conversion. The initial draw down of $150,000, minus costs attributable to the preparation and filing of a registration statement to be filed with the Securities and Exchange Commission (estimated to be $50,000), shall occur upon the closing of definitive agreements, which are in the process of being prepared. Thereafter, LJCI will meet its aforesaid obligations upon the effectiveness of the aforesaid registration statement. However, there can be no assurances that a definitive agreement with LJCI will be executed or that we will obtain the aforesaid funds within the time parameters explained herein, or at all.

Trends

     Our current business plan provides for us to introduce several new products over the next few months, including (i) a hard drive 20gb hard disk based product. This product is scheduled for delivery beginning in December 2003. Based upon pre sale activities, significant interest has been expressed in both our US and Canadian distribution channels. We are currently accepting back orders; (ii) the first AM/FM radio recorder, Radio Yourway, which is currently being marketed on our web site, as well as several other e-tailers. We expect to begin a radio advertising campaign over the next 12 months to bring consumer awareness to this unique product; and (iii) the TCR-500 Universal Remote Control, which is scheduled for delivery beginning in September 2003. We are currently shipping this universal remote.

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

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the six months ended September 30, 2003.

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

WE HAVE INCURRED SIGNIFICANT LOSSES AND MAY CONTINUE TO INCUR LOSSES. IF WE CONTINUE TO INCUR LOSSES, WE MAY HAVE TO CURTAIL OUR OPERATIONS.

     Since the inception of our business in August 2001, we have not been profitable and we may not be profitable in the foreseeable future. Historically, we have relied upon cash from operations and financing activities to fund all of the cash requirements of our business and have incurred significant losses. As of September 30, 2003, we had an accumulated deficit of $1,353,118. We cannot predict if we will be profitable in future quarters and we may continue to incur losses for an indeterminate period of time and may never achieve or sustain annual profitability. An extended period of losses may result in negative cash flow and may prevent us from operating or expanding our business. We cannot assure you that our business will ever become continuously profitable or that we will ever generate sufficient revenues to meet our expenses and support our operations. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

WE REQUIRE ADDITIONAL CAPITAL IN ORDER TO IMPLEMENT OUR BUSINESS PLAN.

     Based on current levels of operations and planned growth, our management anticipates that the cash generated from operations will not be sufficient to meet our needs for the next 12 months. In order to implement our current business plan, we will require additional funding. There is no assurance that adequate funds, whether through equity financing, debt financing or other sources, will be available when needed or on terms acceptable to us. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on our business, results of operations and financial condition. See "Liquidity and Capital Resources" above for a discussion of events relating to our raising additional equity capital.

OUR CONCENTRATION OF SALES TO THREE MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR BUSINESS IF ANY ONE OR MORE OF THEM DECIDES TO DISCONTINUE PURCHASING OUR PRODUCTS.

     During the first nine months of 2003, net sales to our two largest customers represented 14% and 12%, respectively, of total net sales. Our sales and our profitability would be adversely affected if any one or more of these customers ceased purchasing from us. We have no guarantee that we would be able to replace the loss of such sales with existing or new customers or in a timely manner to avoid an adverse financial impact to our business.

OUR CONCENTRATION OF SUPPLIERS MAY ADVERSELY AFFECT OUR BUSINESS IF ANY OF THEM DECIDE TO DISCONTINUE SELLING TO US.

     During the first nine months of 2003, two suppliers accounted for 65% and 14% of our cost of sales. Our sales and our profitability would be adversely affected if either of these suppliers ceased selling to us. We have no guarantee that we would be able to replace the loss of such suppliers with existing or new manufacturers or in a timely manner to avoid an adverse financial impact to our business.

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

OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND DECLINES.

     During the nine month period ended September 30, 2003, sales of our retail portable audio products accounted for all of our total net sales. We have no long-term contracts with our consumer electronics retailers and no long-term purchase orders or commitments. Rather, our retailers issue purchase orders requesting the quantities of portable audio or consumer electronics products that they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products that could result from a general economic downturn, from changes in the portable audio and consumer electronics marketplaces, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our retailers, or from other causes.

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

BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OUR COMMON STOCK.

     Our common stock trades under the symbol "PGOI" on the OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), have concluded, based on their evaluation as of November 25, 2003, (the "Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")), are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In July 2003, we were served with a complaint relating to a class action lawsuit commenced against all MP3 marketers, advertisers and manufacturers in the State of California, alleging misrepresentation of the file storage capabilities of MP3 players. We have retained legal counsel to represent and defend us. As of the date of this report, the outcome of this matter cannot be determined, as the case is still in its early stage of discovery. Any unfavorable outcome arising from this case could adversely affect our results of operations.

     We are not presently involved in any other material litigation nor, to our knowledge, is any other material litigation threatened against us or any of our properties, other than routine litigation arising in the ordinary course of business. See Notes to Financial Statements.

ITEM 2. CHANGES IN SECURITIES

     In September 2003, we entered into a Regulation S Stock Purchase Agreement with Californian Securities S.A., a Panamanian company. Relevant thereto, we issued an aggregate of 1,900,000 shares of our common stock and received aggregate net proceeds of $140,760 therefrom (approximately $0.07 per share). We relied upon the exemption from registration afforded by Regulation S promulgated under the Securities Act of 1933, as amended, to issue these securities.

     As discussed herein, we have been attempting to utilize the limited operating capital available to us to purchase additional inventory, especially with the holiday season imminent. Relevant thereto, our management and some of our employees have agreed to waive a portion of their salaries in exchange for issuance to them of shares of our "restricted" common stock. In lieu of September and October 2003 salaries totaling $65,250, we have promised to issue 108,600 and 217,000 shares, respectively. If we are able to raise a minimum of $300,000 within 60 days, we have reserved the right to repurchase these shares at the price of $.20 per share, which price is lower than the market price of our common stock. All references to our issued and outstanding shares of common stock included in this report do not include the promised shares. We intend to rely upon the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended, to issue these securities.

Subsequent Event

     In November 2003, we executed an addendum to the aforesaid agreement with Californian Securities S.A. and their assigns, which provides for our issuance of up to an additional 1,000,000 shares of our common stock at a purchase price of $.075 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     On September 23, 2003, we held a special meeting of shareholders pursuant to notice, wherein we (i) adopted an Agreement and Plan of Merger with one of our wholly owned subsidiaries, Pogo! Products Ltd. in order to effectuate a change in our domicile from Wyoming to Nevada; (ii) changed the name of our Company to "Pogo! Products Ltd."; and (iii) ratified a Stock Option Plan previously adopted by our Board of Directors, reserving an aggregate of 2,400,000 shares of our common stock for issuance under the Plan.

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31.      Certification of Financial Statements in accordance with
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.      Certification of Financial Statements in accordance with
                  Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

     On or about September 2, 2003, we filed a report on Form 8-K, advising that effective September 2, 2003, the firm of Grant Thornton, LLP, ("Grant Thornton"), our independent accountant for the seven months ended December 31, 2002, was dismissed as a result of a change in our control. This report also advised that we retained the firm of Singer Lewack Greenbaum & Goldstein LLP, Los Angeles, California, to audit our financial statement for our fiscal year ending December 31, 2003, and include such report as part of our annual report on Form 10-KSB for our fiscal year ended December 31, 2003. This change in independent accountants was approved by our Board of Directors. This report was amended on or about September 18, 2003 and November 18, 2003. We did not file any other reports on Form 8-K during the three month period ended September 30, 2003.

                                TABLE OF CONTENTS

                                                                    Page

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Balance Sheet                                     2 - 3

     Consolidated Statements of Operations                            4

     Consolidated Statements of Cash Flows                          5 - 6


Notes to Consolidated Financial Statements                         7 - 16

                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                         September 30, 2003 (unaudited)


                                     ASSETS



Current assets
   Cash and cash equivalents                                            $  4,274
   Accounts receivable, net of allowance for doubtful
                 accounts of $24,905                                     222,123
   Subscription receivable                                                51,480
   Inventory                                                             199,924
                                                                        --------

         Total current assets                                            477,801
                                                                        --------

Property and equipment, net                                               17,210
Other assets                                                               2,795
                                                                        --------

         Total assets                                                   $497,806
                                                                        ========

   The accompanying notes are an integral part of these financial statements.

                                       2
                                                                              17

                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                         September 30, 2003 (unaudited)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities
   Accounts payable                                                 $   471,509
   Accrued expenses                                                      66,253
   Due to stockholder                                                    35,010
   Reserve for customer returns and allowances                          118,964
                                                                    -----------

         Total current liabilities                                      691,736
                                                                    -----------

Commitments and contingencies

Stockholders' deficit
   Common stock, $0.001 par value
          200,000,000 shares authorized
          16,000,000 shares issued and outstanding                       16,000
   Additional paid-in capital                                         1,106,708
   Common stock, committed, 650,000 shares                               51,480
   Accumulated deficit                                               (1,368,118)
                                                                    -----------

         Total stockholders' deficit                                   (193,930)
                                                                    -----------

         Total liabilities and stockholders' deficit                $   497,806
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.


                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)




                               For the Three Months Ended      For the Nine Months Ended
                                       September 30,                  September 30,
                              ----------------------------    ----------------------------
                                  2003             2002           2003             2002
                              ------------    ------------    ------------    ------------
Net sales                     $    225,947    $    359,850    $  1,310,207    $    698,455

Cost of sales                      222,081         271,849       1,070,169         484,333
                              ------------    ------------    ------------    ------------

Gross profit                         3,866          88,001         240,038         214,122

Operating expenses                 427,121         135,552         916,454         523,491
                              ------------    ------------    ------------    ------------

Loss before provision for
         income taxes             (423,255)        (47,551)       (676,416)       (309,369)

Provision for income taxes              --              --             800             800
                              ------------    ------------    ------------    ------------

Net loss                      $   (423,255)   $    (47,551)   $   (677,216)   $   (310,169)
                              ============    ============    ============    ============

Basic and diluted loss per
         share                $      (0.03)   $      (0.01)   $      (0.06)   $      (0.04)
                              ============    ============    ============    ============

Basic and diluted weighted-
         average common
         shares outstanding     16,000,000       7,246,377      12,216,919       7,246,377
                              ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
        For the Nine Months Ended September 30, 2003 and 2002 (unaudited)



Cash flows from operating activities                        2003         2002
                                                         ---------    ---------
    Net loss                                             $(677,216)   $(310,169)
    Adjustments to reconcile net income to net cash
      used in operating activities:
       Depreciation and amortization                         2,566        4,001
       Bad debt expense                                      8,753           --
       Common stock issued for services rendered             7,285           --
       Stock option granted for services rendered           15,000           --
Services contributed to Company                                 --       79,618
       (Increase) decrease in
         Accounts receivable                               428,677     (277,591)
         Inventory                                         606,491     (520,746)
         Other assets                                       10,000           --
       Increase (decrease) in:
         Accounts payable                                 (768,681)     719,605
         Accrued expense                                   (14,177)      25,069
         Reserved for customer returns and allowances     (126,953)      78,500
                                                         ---------    ---------

              Net cash used in operating activities       (508,255)    (201,713)
                                                         ---------    ---------

Cash flows from investing activities
    Purchase of property and equipment                      (9,368)      (3,000)
                                                         ---------    ---------

              Net cash used in investing activities         (9,368)      (3,000)
                                                         ---------    ---------

Cash flows from financing activities
    Loan from Shareholder                                   35,010           --
    Subscription receivable                                (51,480)          --
    Contributed Capital                                         --      184,425
    Issuance of common stock                               295,480           --
                                                         ---------    ---------

              Net cash provided by financing activities    279,010      184,425
                                                         ---------    ---------

              Net decrease in cash and cash equivalents   (238,613)     (20,288)

Cash and cash equivalents, beginning of period             242,887       15,561
                                                         ---------    ---------

Cash and cash equivalents, end of period                 $   4,274    $  (4,727)
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
        For the Nine Months Ended September 30, 2003 and 2002 (unaudited)


                Supplemental disclosure of cash flow information

                                                            2003         2002
                                                         ---------    ---------

    Interest paid                                        $       -    $       -
                                                         =========    =========

    Income taxes paid                                    $     800    $     800
                                                         =========    =========

Supplemental schedule of non-cash financing activities
During the nine months ended September 30, 2003, the Company completed the following:

     o issued 259,493 shares common stock valued at $25,715 for services rendered during the year ended December 31, 2002

     o issued 1,256,039 shares of common stock as payment for accounts payable of $260,000


   The accompanying notes are an integral part of these financial statements.

                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2003 (unaudited)



                                       15

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

     Pogo! Products, Ltd (formerly known as Northwest Gold, Inc.) is engaged in the business of development and marketing of products for the personal digital audio and digital video markets. It develops these products internally and with exclusive relationships with research and development companies located in the United States and abroad. Its products are manufactured in Far East Asia, primarily in Korea and China, and are marketed through multiple distribution channels, both foreign and domestic and through its own and partner Web sites. Pogo! Products, Ltd is based in Brea, California, and was originally incorporated in the state of Wyoming on August 29, 1977 under the name of Silco, Inc. The name was changed in August 1979 to Norwest Gold, Inc. In 2003, Pogo! Products, Ltd moved its domicile to the State of Nevada, and changed its legal name from Northwest Gold, Inc. to Pogo! Products, Ltd.

     On June 16, 2003, Northwest Gold Inc. ("Northwest Gold") entered into a Share Exchange Agreement, whereby it acquired all of the outstanding common stock of Pogo! Products, Inc. ("Pogo") from Pogo's shareholders in exchange for an aggregate of 12,000,000 restricted shares of newly issued common stock, and Pogo became a wholly owned subsidiary of Northwest Gold. As part of the transaction, on or before July 17, 2003, the principal shareholder of Northwest Gold canceled 3,809,794 of the shares in Northwest Gold owned by it in order to establish the number of issued and outstanding common shares of Northwest Gold at 16,000,000 shares (75% owned by the former Pogo shareholders, 25% by the remaining shareholders of Northwest Gold). Pogo was incorporated on August 6, 2001 as a California "C" corporation.


     In addition, the former principal shareholder and certain other shareholders of Northwest Gold executed lock-up agreements covering 3,214,388 shares of Northwest Gold then owned by them (equal to 20% of the 16,000,000 shares outstanding after the cancellation referred to above), prohibiting sale of any of the locked shares without Northwest Gold's consent until September 12, 2003. As part of the Share Exchange Agreement, Northwest Gold agreed to give these shareholders anti-dilution rights until the first to occur of 180 days after the closing (i.e. December 14, 2003) or that time when their share ownership falls to 688,060 or fewer shares or termination of the lock up period. Finally, on June 28, 2003, Northwest Gold's current officers and directors resigned and were replaced by officers and directors selected by Pogo's management.

     For accounting purposes, the transaction has been treated as a re-capitalization of Pogo, with Pogo as the accounting acquirer (reverse acquisition). The operations of the Company for the period prior to the merger are those of Pogo.

                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2003 (unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS (Continued)

     In accordance with reverse acquisition accounting, the transaction has been valued at the value of Northwest Golds' assets at the time of the transaction. Northwest Gold had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, pro forma information is not presented.

     On July 25, 2003, the directors of Northwest Gold voted to effectuate an "F" Reorganization whereby the domicile of the corporation would be changed from the State of Wyoming to the State of Nevada, with Pogo! Products, Ltd. to be the surviving corporation. On October 1, 2003, Pogo! Products Ltd. filed its articles of incorporation in the State of Nevada.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Pogo Products, Ltd and its wholly owned subsidiary, Pogo Products, Inc. (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

     Basis of Presentation
     ---------------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulations S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     Going Concern
     -------------

     The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2003 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition
     -------------------

     Revenues are  recognized  upon (i)  shipment of the products to  customers,
     (ii) when collection of the outstanding receivable is probable, and (iii) the final price of the product is determined. Revenues are shown net of a reserve for returns and an allowance for price protection. The Company provides an allowance for returned merchandise based upon experience.

     Cash and Cash Equivalents
     -------------------------

     For purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalent.


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


     Property and Equipment
     ----------------------

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated lives of three to seven years. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the estimated useful life of the improvement.

     Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sales of property and equipment are reflected in the statements of operations.

     Impairment of Long Lived Assets
     -------------------------------

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. To date, impairment has not occurred.

                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2003 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     Fair Value of Financial Instruments
     -----------------------------------

     The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The book values of all other financial instruments are representative of their fair values.


     Warranties
     ----------

     The Company provides limited warranties of one year from the date of purchase of its products. No accrual has been made for warranty liabilities because they are not expected to be significant.


     Concentration of Credit Risk
     ----------------------------

     The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.

     Two customers accounted for 12% and 14% of the Company's product sales for the nine months ended September 30, 2003. At September 30, 2003, amounts due from these two customers accounted for 0% and 24% of accounts receivable, respectively. For the three months ended September 30, 2003, four customers accounted for 10%, 12%, 14% and 16% of the Company's product sales. At September 30, 2003, amounts due from these four customers accounted for 0%, 0%, 27% and 24% of accounts receivable, respectively. Three customers accounted for 12%, 16% and 19% of the Company's product sales for the nine months ended September 30, 2002. At September 30, 2002, amounts due from these three customers amounted to 15%, 41%, and 1% of accounts receivable. For the three months ended September 2002, four customers accounted for 12%, 17%, 23% and 34% of the Company's product sales. At September 30, 2002, amounts due from these four customers amounted to 15%, 15%, 1% and 41% of accounts receivable.

     Two suppliers accounted for 65% and 14% of the Company's cost of sales for the nine months ended September 30, 2003. Two suppliers accounted for 44% and 40% of the Company's cost of sales for the nine months ended September 30, 2002.

                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2003 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     Loss per Share
     --------------

     The Company discloses loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted -average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.


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


     Advertising Expense
     -------------------

     The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the nine months ended September 30, 2003 and 2002 was $39,421 and $82,442, respectively. Advertising expense for the three months ended September 30, 2003 and 2002 was $15,391 and $27,340, respectively.

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

                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2003 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     Recently Issued Accounting Pronouncements
     -----------------------------------------

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sales securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. This statement is not applicable to the Company.

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


NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment at September 30, 2003 consisted of the following:

                  Computers                                     $       3,000
                  Equipment                                            16,368
                  Furniture and fixtures                                7,585
                                                                -------------

                                                                       26,953
                  Less accumulated depreciation                         9,743
                                                                -------------

                  Total                                         $      17,210
                                                                =============

     Depreciation expense was $2,566 and $4,001 for the nine months ended September 30, 2003 and 2002, respectively. Depreciation expense was $494 and $1,019 for the three months ended September 30, 2003 and 2002, respectively.

                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2003 (unaudited)



NOTE 4 - RESERVE FOR CUSTOMER RETURNS AND ALLOWANCES

     Reserve for customer returns and allowances at September 30, 2003 consisted of the following:


                  Returns                                       $    118,964
                                                                ------------
                  Total                                         $    118,964
                                                                ============


NOTE 5 - COMMITMENTS AND CONTINGENCIES

     Litigation
     ----------

     The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material effect on the Company's financial position or results of operations.

     The Company is involved in a class action lawsuit against all MP3 marketers, advertisers, and manufacturers in the state of California for misrepresenting the file storage capabilities of MP3 players. The Company retained an outside attorney to represent and defend the Company. The outcome of the lawsuit cannot be determined as the case is still in its early stage of discovery. Any unfavorable outcome arises from the case will adversely affect the Company's operations.


NOTE 6 - SHAREHOLDERS' EQUITY

     Common Stock
     ------------

     During the nine months ended September 30, 2003, the Company completed the following:

          o In March, April, and May 2003, issued 2,371,980 shares of common stock upon the receipt of funds for $244,000.

          o In February 2003, issued 1,256,039 shares of stock as payment for accounts payable of $260,000.

                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2003 (unaudited)



NOTE 6 - SHAREHOLDERS' EQUITY (Continued)

          o In September 2003, the Company entered into a Regulation S Stock Purchase Agreement ("Subscription Agreement") with Californian Securities S.A, a Panamanian business company. The Subscription Agreement calls for Californian Securities S.A. to purchase up to
               1.9 million shares of the Company's common stock. The first 650,000 shares are to be purchased at a fixed price of $0.088 per share on October 8, 2003 and the balance of the 1.25 million shares are to be purchased on a best efforts basis at a purchase price of 27.5% of the Company's stock price on the trading day immediately preceding the purchase date from time to time until November 24, 2003 at which time the Subscription Agreement terminates. The first purchase notice was made on September 30, 2003, for which the Company received $51,480 on October 9, 2003, net of a 10% transaction fee. The Company received purchase notices from Californian Securities S.A ordering 650,000 shares at $0.088 and 600,000 shares at $0.070 on October 21, 2003, and on November 14, 2003, respectively, net of a 10% transaction fee.

               In November 2003, the Company executed an addendum to the Subscription Agreement which provides for the purchase of an additional 1,000,000 shares at a purchase price of $0.075 per share. To date, no shares have been issued under this addendum.


     Common Stock for Services Rendered
     ----------------------------------

     During the nine months ended September 30, 2003, the Company completed the following:

          o In May 2003, issued 86,956 shares of common stock for services rendered valued at $18,000, which was the fair market value of the services rendered.

          o In May 2003, issued 259,493 shares of common stock valued at $25,715 for services rendered during the year ended December 31, 2002.

          o In September 2003, the officers of the Company have elected to defer their salaries until the Company improves its cash position. In lieu of their September and October salaries of $25,843 and $45,060, respectively, the Company has committed to issue 108,600 and 217,000 shares of common stock, respectively. If the Company is able to raise a minimum of $300,000 by January 31, 2004, then the Company reserves the right to purchase back these shares at $0.20 per share.

                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2003 (unaudited)



NOTE 6 - SHAREHOLDERS' EQUITY (Continued)

     Stock Option
     ------------

     The Company adopted an incentive and nonqualified stock option plan for its employees effective as of September 23, 2003. The incentive stock option plan is intended to qualify under Section 422 of the Internal Revenue Code. Under the terms of the plan, options to purchase common stock are granted at not less than the estimated fair market value at the date of the grant and are exercisable during specified future period. As of September 30, 2003, no incentive stock options had been granted to employees.

     Stock Option for Services
     -------------------------

     In May 2003, the Company's subsidiary, Pogo! Products, Inc., granted a stock option to a consultant as consideration for public relations services to be provided over one year from the date of the consulting services agreement. The consultant was granted an option to purchase 384,615 shares of common stock of Pogo! Products, Inc. at an exercise price of $.50 per share. The options vest on a pro rata basis over the term of the consulting agreement and expire five years from the date of grant. If the consulting agreement is extended, then the consultant will be granted an additional five-year stock option for as many shares of Pogo! Products, Inc. common stock that can be purchased for $100,000 using the closing price of the Company's common stock on the anniversary date of the agreement as the exercise price. At September 30, 2003, the Company had recorded compensation expense of $15,000 for the value of the services provided by the consultant through that date. The Company is currently renegotiating the consulting agreement with the consultant.


NOTE 7 - RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 2003, the Company purchased $62,500 of inventory from a company that is also a shareholder. At September 30, 2003, the Company had an accounts payable balance due to this related entity of $1,046.

     During the nine months ended September 30, 2003, the Company subleased office space to its Chief Executive Officer on a month-to-month basis at $2,500 per month. Rent income from the sublease amounted to $22,500 as of September 30, 2003.

     During the nine months ended September 30, 2002, an entity controlled by the Company's Chief Executive Officer paid expenses totaling $79,618 on behalf of the Company. In September 2003, the same entity has loaned the Company $35,010. At September 30, 2003, the Company had a balance due to this related company of $35,010. The balance is unsecured, non-interest bearing, and is due on demand.

                               POGO! PRODUCTS, LTD
             (FORMERLY KNOWN AS NORTHWEST GOLD, INC.) AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2003 (unaudited)


NOTE 8 - SUBSEQUENT EVENT

     In November 2003, the Company executed a non-binding term sheet with an investor. The terms of the proposed financing provide for the issuance of a convertible debenture for $300,000 and the purchase of $3,000,000 of common stock. The debenture is convertible at the lesser of $0.50 per share or 80% of the average of the three lowest closing prices during the 20 trading days prior to conversion. The debenture is convertible upon issuance, earns interest at 7.75% per annum and the principal and any unpaid interest are due two years from the date of issuance. The investor has further agreed in principle to convert a minimum of 5% ($15,000) of the debenture and purchase common shares totaling a minimum of $300,000 on a monthly basis with the purchase price for the common stock equal to the conversion price of the debenture. The initial draw down of $150,000, less costs for the filing of a registration statement for the common stock, shall occur upon the closing of the definitive agreements, which are in the process of being completed. Receipt of the remaining funds will commence when the registration statement becomes effective.

     In accordance with generally accepted accounting principles, the difference between the conversion price of the debenture and the Company's stock price on the date of issuance of the debenture is considered to be interest expense and will be recognized in the statement of operations during the period from the issuance of the debenture to the time at which the debenture first becomes convertible. The Company will recognize interest expense of $32,143 in the accompanying statement of operations during the quarter ended December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    POGO! PRODUCTS LTD.
                                    (Registrant)

                                    Dated: November 26, 2003


                                    By:s/ Jim LaVoie
                                       -----------------------------------
                                       Jim LaVoie, President and Chief Financial
                                       Officer